Form 10QSB
period 2007-09-30
Don Marcos Trading CO
filed 2007-11-19
CIK 1386765

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

DON MARCOS TRADING CO.
(Exact name of small business issuer as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1850 Southeast 17th Street, Suite 300, Ft. Lauderdale, FL  33316
(Address of principal executive offices)

(954) 356-8111
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

As of October 31, 2007, the number of shares of common stock issued and outstanding was 32,900,000.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$15,405

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,533

STOCKHOLDERS’ EQUITY
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding - 32,900,000 shares	166,454
Deficit accumulated during the
development stage	(167,582)

TOTAL STOCKHOLDERS’ (DEFICIT)	(1,128)

TOTAL LIABILITIES AND
STOCKHOLDERS’ (DEFICIT)	$15,405

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM MAY 11, 1999 TO SEPTEMBER 30, 2007
(UNAUDITED)

					May 11, 1999
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		To
	2007	2006	2007	2006	September 30, 2007

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Stock based compensation	-	-	45,474	-	45,474
Professional fees	25,017	-	72,614	549	121,163
Other	201	180	645	405	945

TOTAL OPERATING EXPENSES	25,218	180	118,733	954	167,582

NET (LOSS)	$(25,218)	$(180)	$(118,733)	$(954)	$(167,582)

NET (LOSS) PER SHARE
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	32,900,000	16,500,000	28,514,652	7,013,864

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 11, 1999
(INCEPTION) TO SEPTEMBER 30, 2007
UNAUDITED

			Deficit
			Accumulated
	Common Stock		During The
	Shares	Amount	Development Stage	Total
MAY 11, 1999 (DATE OF INCEPTION)

Issuance of common stock for cash	5,000	$5,000	$-	$5,000

Net loss from inception to December 31, 1999	-	-	(4,487)	(4,487)

BALANCE, DECEMBER 31, 1999	5,000	5,000	(4,487)	513

Cash contribution by stockholder	-	10,000	-	10,000

Net loss for the year ended December 31, 2000	-	-	(7,781)	(7,781)

BALANCE, DECEMBER 31, 2000	5,000	15,000	(12,268)	2,732

Net loss for the year ended December 31, 2001	-	-	(1,565)	(1,565)

BALANCE, DECEMBER 31, 2001	5,000	15,000	(13,833)	1,167

Cash contribution by stockholder	-	2,000	-	2,000

Net loss for the year ended December 31, 2002	-	-	(2,901)	(2,901)

BALANCE, DECEMBER 31, 2002	5,000	17,000	(16,734)	266

Cash contribution by stockholder	-	12,000	-	12,000

Net loss for the year ended December 31, 2003	-	-	(12,580)	(12,580)

BALANCE, DECEMBER 31, 2003	5,000	29,000	(29,314)	(314)

Cash contribution by stockholder	-	4,000	-	4,000

Net loss for the year ended December 31, 2004	-	-	(3,845)	(3,845)

BALANCE, DECEMBER 31, 2004	5,000	33,000	(33,159)	(159)

Cash contribution by stockholder	-	1,345	-	1,345

Net loss for the year ended December 31, 2005	-	-	(1,026)	(1,026)

BALANCE, DECEMBER 31, 2005	5,000	34,345	(34,185)	160

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
FOR THE PERIOD FROM MAY 11, 1999
(INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

			Deficit
			Accumulated
	Common Stock		During The
	Shares	Amount	Development Stage	Total
Issuance of common stock for services	16,495,000	$3,635	$-	$3,635

Cash contribution by stockholder	-	1,000	-	1,000

Net loss for the year ended December 31, 2006	-	-	(14,664)	(14,665)

BALANCE, DECEMBER 31, 2006	16,500,000	38,980	(48,849)	(9,869)

Common stock issued for cash	16,400,000	82,000	-	82,000

Stock based compensation	-	45,474	-	45,474

Net (loss) for the nine months ended September 30, 2007	-	-	(118,733)	(118,733)

BALANCE, SEPTEMBER 30, 2007	32,900,000	$166,454	$(167,582)	$(1,128)

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2007
UNAUDITED

			May 11, 1999
			(Inception)
			To
	2007	2006	September 30, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(118,733)	$(954)	$(167,582)
Adjustments to reconcile net
(loss) to net cash used
by operating activities :
Common stock issued for services	-	-	3,635
Stock based compensation	45,474	-	45,474
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,533	-	16,533

NET CASH (USED) IN
OPERATING ACTIVITIES	(66,726)	(954)	(101,940)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock for cash	82,000	-	115,000
Cash contributed by stockholder	-	1,000	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	82,000	1,000	117,345

NET INCREASE IN CASH
AND CASH EQUIVALENTS	15,274	46	15,405

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	131	160	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$15,405	$206	$15,405

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2007	2006	September 30, 2007

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Don Marcos Trading Co. (“the Company”) is a development stage enterprise incorporated on May 11, 1999 in the state of Florida. The Company has had no significant operations since its inception. The Company’s only activities have been organizational, directed at raising its initial capital and developing its business plan.

The original purpose of the Company was to be the sole importer and distributor of Don Marcos® coffee.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

For certain of the Company’s instruments, including cash and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company’s planned principal operations have not commenced, and accordingly, no revenue has been derived during this period.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.

However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ (“SFAS 158”). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of SFAS 158 in preparing those financial statements:

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

a.	A brief description of the provisions of SFAS 158

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB 159”). FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in FASB 159. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 2	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities since inception have been financially sustained through stockholder contribution to the Company and issuance of common stock. The Company may raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

NOTE 4	COMMON STOCK

The Company effected a 1:5 forward split of the stock in February 2007. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

On March 14, 2007, the Company offered a private placement of 1,640,000 shares of common stock, no par value, with an aggregate value of $82,000.

The Company effected a 1:10 forward split of the stock on March 30, 2007. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® Coffee.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

We adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Stock Issued for Non-Cash Transactions

It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

There were no shares of common stock issued for services during the nine months ended September 30, 2007.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the ability in our endeavors to seek sources of capital, and in attaining future profitable operations. Our management is currently initiating their business plan. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair-value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Stock-based compensation represents the cost related to stock-based awards granted to employees.  We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures over the employee requisite service period.  We estimate the fair value of stock options using a Black-Scholes valuation model.  The expense is recorded in operating expenses in the condensed statements of operations.

SELECTED FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

Results of Operations

You should read the selected financial data set forth below along with “Management’s Discussion and Analysis” and our financial statements and the related notes. We have derived the financial data from our unaudited financial statements. We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Operating expenses	118,733	954	25,218	180
Net (loss)	$(118,733)	$(954)	$(25,218)	$(180)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Revenues

There were no revenues from operations for the nine months ended September 30, 2007 and 2006.

Operating Expenses

Operating expenses increased by $117,779 to $118,733 for the nine months ended September 30, 2007 as compared to $954 for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we incurred accounting, legal and professional services of $72,614 associated with our filing to become a public company, salaries, expense of $45,474 associated with the issuance of stock options to employees, and other expenses of $645. For the nine months ended September 30, 2006, we incurred $549 of professional services, and $405 of other expenses.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $118,733 for the nine months ended September 30, 2007 compared to a net loss of $954 for the same period in the prior year.

Results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues

There were no revenues from operations for the three months ended September 30, 2007 and 2006.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2007 were $25,218 compared to $180 for the three months ended September 30, 2006. Our expenses for the three months ended September 30, 2007 were primarily for legal and accounting fees associated with our filings to become a public company.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	September 30,	September 30,
	2007	2006
Current assets	$15,405	$311
Current liabilities	16,533	-

Working Capital	$(1,128)	$311

The changes in our working capital are primarily due to the issuance of common stock for cash less payments of legal and accounting fees for our public filings.

Changes in cash flows is summarized as follows:

Our net cash used by operations was $66,726 for the nine months ended September 30, 2007 as compared to net cash used of $954 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we experienced a net loss of $118,733. This was offset by non-cash stock options issued to employees in the amount of $45,474, and an increase in accounts payable and accrued expenses in the amount of $6,533. During the nine months ended September 30, 2006, we experienced a net loss of $954, which provided the only operating activities for the period.

There was no net cash used or provided from investing activities for the nine months ended September 30, 2007 and 2006.

Our net cash provided from financing activities was $82,000 during the nine months ended September 30, 2007, due to the issuance of a private placement of common stock. For the nine months ended September 30, 2006, cash was provided from financing activities amounted to $1,000, which was a capital contribution by a stockholder.

ITEM 3.	PLAN OF OPERATION

The following plan of operation provides information which our management believes is relevant to an assessment and understanding of our business, operations, and financial condition.  You should read the following discussion together with our financial statements and related notes appearing elsewhere in this Report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, our ability to market and distribute our product.

Overview

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® Coffee.  We prepared to conduct business by: (i) applying for our trademark in 1999 and processing our trademark registration application through 2002; (ii) establishing our merchant account in 2000; (iii) establishing our website in 2000; and (iv) entering into a Distribution Agreement with Don Marcos Coffee Company, S.A. in 2003.  From 2004 through 2006, our operations were limited.  In 2007, we designed our packaging for the coffee.  However, we have not yet made any sales of coffee nor generated any revenues from operations.

Current Activities and Plans

Beginning on February 14, 2007 and concluding on March 10, 2007, we conducted a private offering of our common stock to 82 accredited investors.  We raised a total of $82,000 gross in our private offering.  The purpose of this offering was to raise capital to begin marketing and distribution of Don Marcos® Coffee.

We had a graphic artist design the layout for our new bag for the coffee.  The bag is a foil gusseted bag printed on four sides that has the ability to be machine filled and sealed.  This bag incorporates a one-way degassing valve to protect the freshness of the coffee.  The one-way degassing valve was originally developed for coffee.  Coffee is unique as it is the only food product that needs to be completely protected from oxygen (O2) while at the same time gives off relatively large volumes of another gas, carbon dioxide (CO2).  This valve protects the coffee from O2 and release the CO2 gas from the package.

Our “cuppers” have been evaluating different roasts for several months.  Cupping is a method of systematically evaluating the aroma and taste of coffee beans. It is often used by growers, buyers and roasters to assess the quality of a particular coffee sample.  Proper cupping requires the adherence to an exacting set of brewing standards and a formal step-by-step evaluation process.  A trained cupper generally looks at six characteristics:

1.	Fragrance - the smell of beans after grinding;
2.	Aroma - the smell of ground-up beans after being steeped in water;
3.	Taste - the flavor of the coffee;
4.	Nose - the vapors released by the coffee in the mouth;
5.	Aftertaste - the vapors and flavors that remain after swallowing; and
6.	Body - the feel of the coffee in the mouth.

We are using two cuppers and their qualifications are as follows:

Cupper #1

•	Certified Specialty Coffee Association of American (SCAA) Cupper, 2003
•	1st place - National Cupping Competition 2003
•	International Judge representing Costa Rica during Sintercafe 2004
•	1st Place - Cupping Competition Sintercafe 2005
•	Certified Star Cupper
•	Invited as an International Judge in Guatemala 2005

Cupper #2

•	Certified SCAA Cupper, 2003
•	2nd Place - World Cupping Competition in Rimini, Italy 2004
•	3rd Place - Cupping competition Sintercafe 2005
•	1st Place - National Cupping competition 2002 and 2003
•	International Judge representing Costa Rica during Sintercafe 2002 and 2003
•	Invited as an International Judge in Panama 2003 and 2007

Our cuppers have agreed on a roast.  We have sample bags of the selected roast completed.  We expect our bags to be delivered by the end of November 2007.  Once our bags arrive, we will bag the coffee.  We expect to have completed product available for sale by the end of 2007.

We believe a majority of our sales may be generated online through our e-commerce website, www.donmarcos.com.  We believe online advertising and customer ratings can drive traffic to our website.

We also believe that a portion of our sales may come from custom packaging.  We have the ability to custom package as little as 69 kilos per custom order.  In most cases, customers use custom packing for business promotion or charity events.

We also offer bulk pack coffee for restaurants and coffee shops.  This coffee is offered in commercial packs of whole bean only.

We plan to scale our expenditures based upon the amount of revenues generated.  However, our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level.  We may have to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.  Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by our products and the distribution and sales network we are currently creating.  We will consider both the public and private sale of securities and/or debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives.  Should sales growth not materialize, we may look to these public and private sources of financing.  There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all.  Under such conditions, failure to obtain such capital likely would at a minimum negatively impact our ability to timely meet our business objectives.

We can satisfy our cash requirements for the foreseeable future without raising any additional financing.  However, if we do not generate revenues within the next 12 months, we will be unable to market or distribute our products and we will have to raise additional funds for planned marketing and distribution expenses.

We do not plan to purchase any plant or significant equipment in the foreseeable future.

We do not expect any significant changes in our number of employees.

Off-Balance Sheet Arrangements

None.

ITEM 4.	CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures within 90 days of the date of this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DON MARCOS TRADING CO.

DATED: November 19, 2007	By:	/s/ Earl T. Shannon
Earl T. Shannon
ITS: President (Principal Executive Officer)

By:	/s/ Scott W. Bodenweber
ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)