Form 10KSB
period 2007-12-31
Don Marcos Trading CO
filed 2008-03-31
CIK 1386765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number: 000-52692

DON MARCOS TRADING CO.
(Name of Small Business Issuer as specific in its Charter)

Florida	65-0921319
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1850 Southeast 17th Street, Suite 300, Ft. Lauderdale, Florida	33316
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (954) 356-8111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes __  No   X

Indicate by check mark whether the registrant is a shell company. Yes __  No X

For the year ended December 31, 2007, our revenue was $0.

As of March 27, 2008, the number of shares of common stock outstanding was 37,100,000.  As of March 27, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $1,520,000 (based upon 15,200,000 shares at $0.10 per share).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on May 17, 2007, as amended (Registration No. 333-142976); and (ii) Form 8-K, filed on December 14, 2007, are incorporated in Part III, Item 13.

 PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

Development of Business

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos Coffee.  We prepared to conduct business by: (i) applying for our trademark in 1999 and processing our trademark registration application through 2002; (ii) establishing our merchant account in 2000; (iii) establishing our website in 2000; and (iv) entering into a Distribution Agreement with Don Marcos Coffee Company, S.A. in 2003.  From 2004 through 2006, our operations were limited.  In 2007, we designed our packaging for the coffee.  However, we have not yet made any sales of coffee nor generated any revenues from operations.

Business of Issuer

Don Marcos Coffee is grown, roasted and packaged in Costa Rica by the Don Marcos Coffee Company, S.A., a Costa Rica company.  Since its inception on March 27, 2000, Mark E. Tupper has been and continues to be the founder, Chief Executive Officer and principal shareholder of Don Marcos Coffee Company, S.A.  Mr. Tupper became a member of our board of directors on February 1, 2007. Mr. Tupper is the uncle of our President and director, Earl T. Shannon.  Don Marcos Coffee Company, S.A. is not our subsidiary.  On January 23, 2003, we entered into a Distributorship Agreement with Don Marcos Coffee Company, S.A.  Don Marcos Coffee Company, S.A. is a licensed coffee exporter.  Coffee exports are regulated by the National Costa Rican Coffee Institute (INCAFE).

Don Marcos Coffee is a specialty grade coffee, sometimes called gourmet or premium coffee.  Specialty coffees are made from exceptional beans grown only in ideal coffee-producing climates. They tend to feature distinctive flavors, which are shaped by the unique characteristics of the soil that produces them.

Don Marcos Coffee is designated Strictly Hard Bean (SHB) by the grower, Don Marcos Coffee Company, S.A.  SHB is part of a classification system for Costa Rican coffees, with the characteristic of being cultivated at an altitude higher than 3,900 feet above sea level. In Costa Rica, coffee trees that grow at this altitude produce higher quality beans that have a high density that holds in the nutrients and flavor the beans during roasting.

The coffee is not roasted until the time of order for maximum freshness.  It can be packaged ground or whole bean.

We order coffee in quantities of 69 kilograms.  This is the standard size export bag.  For wholesale orders, the coffee is shipped to us in a 69 kilogram bulk pack.

For retail sales, we use a custom printed, 12-ounce foil side gusseted bag.  There are approximately 202 bags per order (69 kilograms x 2.2 = 151.80lbs. = 2,480.8 oz. /12).  The bags are dropped shipped by the bag manufacturer directly to Costa Rica.  The bags are machine filled and machine sealed in Costa Rica.  The filled bags are then shipped directly to our offices by United Parcel Service (UPS), Federal Express, or DHL courier.

In addition, we offer custom packaging for both resale and business promotion.

We entered into an exclusive importer and distributor agreement with Don Marcos Coffee on January 23, 2003.  We plan to distribute to specialty coffee stores and select restaurants as well as sell it directly on our e-commerce website, www.donmarcos.com.  Our website is listed with the major search engines: Yahoo, Google, MSN, Ask, Dogpile, etc.

Competition

Although we face intense competition from numerous other coffee distributors, we believe that we can compete on the basis of the quality and uniqueness of our products.  We believe our products are unique because:

•
Our coffee is specialty coffee.  Specialty coffee is defined as a coffee that has no defects and has a distinctive flavor in the cup.  Like wine and honey, specialty coffee has a unique flavor thanks to the micro-climates that produce it.  Our coffee is full bodied with a sweet caramel taste.

•
Our coffee is Strictly Hard Bean.  Strictly Hard Bean is part of a classification system for coffees, with the characteristic of being cultivated above 3,900 feet above sea level.  In Costa Rica, coffee trees that grow at this altitude produce higher quality beans that have a high density that holds in the nutrients and flavor the beans during roasting.

•	Our packaging is unique in that our bag incorporates a one-way degassing valve to protect the freshness of the coffee.
•
Our coffee is processed under the highest quality standards, using the latest and most environmentally friendly machinery available.  We maintain the strictest environmental standards concerning water quality, recycling and reforestation.

However, many of our competitors are substantially larger, better financed and have superior resources compared to us.  Therefore, there is no guarantee that we will be able to successfully compete with them.

We have numerous competitors.  Some of our competitors are large companies selling a large variety of products, including products that compete with our coffee.  Competitors include Kraft General Foods, Inc., The Kroger Co., The Procter & Gamble Company and Sara Lee Corporation.  Our noteworthy competitors for specialty coffee include:

1.          Caf Britt
2.          Triangulo de Oro
3.          Caf 1820
4.          Volio
5.          Caf Rey

These are five popular coffee companies from Costa Rica.  Other coffee companies, such as Peets and Starbucks, offer coffee from several regions of the world.  The five competitors listed above are direct competitors of our company because they all produce only Costa Rican coffee like Don Marcos Coffee.

Sources and Availability of Raw Material and Principal Suppliers

Don Marcos Coffee is grown, roasted and packaged in Costa Rica by the Don Marcos Coffee Company, S.A., a Costa Rica company.  On January 23, 2003, we entered into a Distributorship Agreement with Don Marcos Coffee Company, S.A.  The material terms of our Distributorship Agreement with Don Marcos Coffee Company, S.A. are:

•	We have exclusive worldwide rights to distribute all coffee products of Don Marcos Coffee Company, S.A.
•	We have the right to appoint subdistributors, but have not done so yet.
•	We must place a minimum order of $200 with payment terms of net 30 days.
•	We have a 30 day right of inspection of the coffee.
•	The agreement has an initial term of five years with automatic five year renewals unless either party terminates in writing at least 90 days prior to the end of any term.
•	We pay the current market price for coffee when we place an order for coffee from Don Marcos Coffee Company, S.A.

If Don Marcos Coffee Company, S.A. terminated the Distributorship Agreement, it would be difficult to find a replacement distributor and our operations would suffer.

Dependence on Major Customers

We are not dependent on any one customer for a substantial portion of our sales of any product.

Intellectual Property

We own the registered trademark, Don Marcos, registration number 2559462, registered on April 9, 2002 with the U.S. Patent and Trademark Office.  At this time, we do not have any other trademark, copyright or patent protection.

Government Approval

None.

Research and Development Costs

We spent $0 on research and development during the year ended December 31, 2007 as compared to $0 spent on research and development during the year ended December 31, 2006.

Cost and Effects of Compliance with Environmental Laws and Regulations

None.

Employees

As of the date hereof, we have three full-time employees.  We plan to hire independent contractors on an “as needed” basis only.  We have no collective bargaining agreements with our employees.  We believe that our employee relationships are satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY

Our office encompasses 800 square feet located in downtown Ft. Lauderdale, Florida in a building owned by Hudson Capital Group.  Our management believes these premises are in good condition.  Hudson Capital Group allows us to use this space free of charge.  Although Hudson Capital Group can revoke our right to use this space at any time, we have been informed by its principal, Steven W. Hudson, that Hudson Capital Group intends to allow us to continue using the space free of charge for the foreseeable future.  However, should we be evicted from the space, we would need to relocate to new facilities and may lack the funds to do so.

ITEM 3.     LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol “DNMO.”  Our common stock was first eligible for quotation on the Over-the-Counter Bulletin Board on March 5, 2008.  The only price of our common stock has been $0.10 per share on March 7, 2008, without retail mark-up, mark-down or commissions.

The above quotations are inter-dealer quotations from market makers of our common stock.  At certain times the actual closing or opening quotations may not represent actual trades that took place.

Holders

As of March 27, 2008, there were 85 shareholders holding certificated securities.  Our transfer agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, Oregon  97204.

Dividends

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.     PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT.  FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “COULD,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “PLAN,” “PREDICT,” “PROBABLE,” “POSSIBLE,” “SHOULD,” “CONTINUE,” OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

Overview

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® Coffee.

Critical Accounting Policies

Our discussion and analysis of our plan of operation are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

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

There were no shares of common stock issued for services during the year ended December 31, 2007.

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

Selected Financial Data

You should read the selected financial data set forth below along with our discussion of our plan of operation and our financial statements and the related notes. We have derived the financial data from our audited financial statements.  We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information.  Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	Year	Year
	Ended	Ended
	December 31, 2007	December 31, 2006
	(Audited)	(Audited)
Revenue	$-	$-
Operating expenses	132,650	14,664
Net (loss)	$(132,650)	$(14,664)
Net (loss) per share	$(.00)	$(.00)

Results for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Revenues

There were no revenues from operations for the years ended December 31, 2007 and 2006.

Operating Expenses

Operating expenses increased by $117,986 to $132,650 for the year ended December 30, 2007 as compared to $14,664 for the year ended December 31, 2006.

During the year ended December 31, 2007, we incurred accounting, legal and professional services of $86,381 associated with our filing to become a public company, salaries, expense of $45,474 associated with the issuance of stock options to employees, and other expenses of $795.  For the year ended December 31, 2006, we incurred $14,184 of professional services, and $480 of other expenses.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $132,650 for the year ended December 31, 2007 compared to a net loss of $14,664 for the same period in the prior year.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31,	December 31,
	2007	2006
Current assets	$15,421	$131
Current liabilities	9,466	10,000

Working capital (deficit)	$5,955	$(9,869)

The changes in our working capital are primarily due to the issuance of common stock for cash less payments of legal and accounting fees for our public filings.

Changes in cash flows is summarized as follows:

Our net cash used by operations was $91,965 for the year ended December 31, 2007 as compared to net cash used of $1,029 for the year ended December 31, 2006.  During the year ended December 31, 2007, we experienced a net loss of $132,650, an increase in inventory of $4,255, and a decrease in accrued accounting and legal expenses of $534.  This was offset by non-cash stock options issued to employees in the amount of $45,474.  During the year ended December 31, 2006, we experienced a net loss of $1,029, which was offset by common stock issued for services in the amount of $3,635.

There was no net cash used or provided from investing activities for the year ended December 31, 2007 and 2006.

Our net cash provided from financing activities was $103,000 during the year ended December 31, 2007, due to the issuance of a private placement of common stock of $82,000, and stock sold for cash in the amount of $21,000 to three of our shareholders.  For the year ended December 31, 2006, cash was provided from financing activities amounted to $1,000, which was a capital contribution by a stockholder.

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

Our cuppers have agreed on a roast.  Our custom designed bags have been designed and delivered to us.  We are in the process of bagging the coffee now and we expect to have the completed product available for sale within two weeks.

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

Off-Balance Sheet Arrangements

None.

ITEM 7.      FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective October 31, 2007, we dismissed Kabani & Company, Inc. (“Kabani”) as our independent auditors for the fiscal year ended December 31, 2007 and approved the engagement of Weaver & Martin, LLC as Kabani’s replacement.  The decision to change auditors was approved by our Board of Directors.

For the last two fiscal years, Kabani’s reports on the financial statements of our company did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles.  For the last two fiscal years and any subsequent interim period preceding the dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani would have caused Kabani to make reference to the matter in their reports.

ITEM 8A.  CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters, and Control Persons

Our directors and executive officers are as follows:

Name	Age	Position

Earl T. Shannon	40	Director, President
Steven W. Hudson	38	Directors, Executive Vice President
Scott W. Bodenweber	37	Director, Chief Financial Officer
Peter Wright	56	Director, Secretary
Mark E. Tupper	61	Director

Earl T. Shannon, Director.   Mr. Shannon has been an officer and director of Don Marcos since our inception.  Mr. Shannon was an officer and director of Salty's Warehouse, Inc. from its inception on July 16, 1998 through its sale on December 11, 2006.  Mr. Shannon was an officer and director of Nucotec, Inc. from its inception on October 8, 2001 through its sale on March 19, 2004.  Additionally, Mr. Shannon was an officer and director of PageActive Holdings, Inc. from June 8, 1999 to July 11, 2001, during which time PageActive Holdings, Inc. was a blank check company- a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies.  From January 1997 and continuing through the present, Mr. Shannon has been the President of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida.

Steven W. Hudson, Executive Vice President, Director.   Mr. Hudson has been with us since February 1, 2007.  Mr. Hudson was an officer and director of Salty’s Warehouse, Inc. from April 20, 2004 through its sale on December 11, 2006.  Mr. Hudson was an officer and director of Nucotec, Inc. from its inception on October 8, 2001 through its sale on March 19, 2004.  Additionally, Mr. Hudson has served as President and CEO of International Yacht Construction since May 1999.  International Yacht Construction specializes in new construction, brokerage, charter, crew placement and yacht management for vessels 80 feet long and over.  Since June 1997, Mr. Hudson also has served as President and CEO of Hudson Capital Group, a private investment firm.  From August 1995 through May 1999, Mr. Hudson served as Division Vice President for Republic Services, Inc., a leading provider of environmental services for commercial, industrial, municipal and residential customers.  From September 1991 through August 1995, Mr. Hudson held various positions with Hudson Management Corp, a holding company for several solid waste services companies located in Florida.  Mr. Hudson graduated from Southern Methodist University with a Bachelor of Arts degree in Business Economics.

Scott W. Bodenweber, Chief Financial Officer, Director.  Mr. Bodenweber joined us January 21, 2003.  Mr. Bodenweber was an officer and director of Salty’s Warehouse, Inc. from April 20, 2004 through its sale on December 11, 2006.  Mr. Bodenweber was an officer and director of Nucotec, Inc. from its inception on October 8, 2001 through its sale on March 19, 2004.  From June 1997 and continuing through the present, Mr. Bodenweber has been the Controller of Hudson Capital Group, an investment firm in Fort Lauderdale, Florida.  From February 1995 through May 1997, he was employed with Keefe, McCullough & Co., a CPA firm in Ft. Lauderdale, Florida.  Mr. Bodenweber graduated from Florida State University in 1994 with Bachelor of Science Degrees in both Accounting and Finance.  He is a licensed Certified Public Accountant in the State of Florida.

Peter Wright, Secretary, Director.  Mr. Wright joined us on January 21, 2003.  Mr. Wright has been the Chief Financial Officer of Hudson Capital Group, an investment firm in Fort Lauderdale, Florida from May 1998 continuing through the present.  From August 1995 to May 1998, Mr. Wright was Vice President of Autonation, Inc. in Fort Lauderdale, Florida.  From February 1986 to August 1995, Mr. Wright was the Chief Financial Officer of Hudson Management Corporation, a regional waste collection and recycling firm.  Mr. Wright graduated from Stetson University in 1975, with a Bachelor of Science degree in Accounting.

Mark E. Tupper, Director.  Mr. Tupper joined us on February 1, 2007.  Mr. Tupper has been the founder, Chief Executive Officer and principal shareholder of Don Marcos Coffee Company, S.A. since its inception on March 27, 2000.  Mr. Tupper has been the founder, Chief Executive Officer and principal shareholder of Tupper Centroamerica, S.A. since its inception on July 9, 1982.  Mr. Tupper was the Chief Executive Officer and principal shareholder of Marina Ocotal, S.A. from October 1984 to August 1993.  Mr. Tupper graduated from the American School in Switzerland with studies in World & European History, the University of Aix-en-Provence in France in European Politics & French Literature, and the Lewisham Technical College of London, England in Mechanical Engineering.

Directors serve until the next annual meeting or until their successors are qualified and elected.  Officers serve at the discretion of the Board of Directors.

Family Relationships

Mark E. Tupper, one of our directors, is the uncle of Earl T. Shannon, who is our President and one of our directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain officers, as well as persons who own more than 10% of a registered class of our equity securities, (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.

Based solely upon a review of the copies of such forms, we believe that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them, except that our president and director, Earl T. Shannon, our chief financial officer and director, Scott W. Bodenweber, our executive vice president and director, Steven W. Hudson, our secretary and director, Peter W. Wright, and our director, Mark E. Tupper each, filed one late report on Form 3 disclosing their ownership interest in our company.

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation Table

None of our officers or directors is currently receiving any cash compensation for their services.

Outstanding Equity Awards at Fiscal Year-End

In order to compensate our officers and directors, we enacted an Incentive and Nonstatutory Stock Option Plan on February 1, 2007.  Our stock option plan has a total of 5,000,000 shares reserved for issuance as stock options. All issued options are 100% vested.  Other than our stock option plan, we do not currently have any arrangements or contracts pursuant to which our officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.   No such arrangements were in effect between us and our officers and directors for the last completed fiscal year, either.  As of the date of this report, we have issued the following stock options:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options(#)	Option exercise price ($)	Option expiration date
Earl T. Shannon	1,000,000	-0-	-0-	$0.005	02/01/17
Steven W. Hudson	1,000,000	-0-	-0-	$0.005	02/01/17
Scott W. Bodenweber	1,000,000	-0-	-0-	$0.005	02/01/17
Peter Wright	1,000,000	-0-	-0-	$0.005	02/01/17
Mark E. Tupper	1,000,000	-0-	-0-	$0.005	02/01/17
TOTAL	5,000,000	-0-	-0-

Compensation of Directors

Our Directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

We do not have any audit, nominating, compensation or other committee of our Board of Directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 37,100,000 issued shares of common stock.

Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership	Percent Ownership[2]
Earl T. Shannon, Director, President	9,825,000[3]	25.8%
Steven W. Hudson, Director, Executive Vice President	7,337,500[4]	19.3%
Scott W. Bodenweber, Director, Chief Financial Officer	7,537,500[5]	19.8%
Peter Wright, Director, Secretary	1,200,000[6]	3.1%
Mark E. Tupper, Director	1,000,000[7]	2.6%
All executive officers and directors as a group (five persons)	26,900,000	63.9%

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Earl T. Shannon is a promoter of Don Marcos as defined by Rule 405 of the Act.  The only item of value received by Mr. Shannon from Don Marcos is the stock he was issued by Don Marcos.  Mr. Shannon currently owns 8,825,000 shares of common stock and 1,000,000 options to purchase shares of common stock of Don Marcos representing in the aggregate 25.8% of our outstanding shares.

Steven W. Hudson is a principal of Hudson Capital Group, which furnishes us with office space, a value of approximately $400 per month, on a rent-free basis.

1  C/o our address, 1850 Southeast 17th Street, Suite 300, Ft. Lauderdale, FL 33316.

2   Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3   Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017.

4   Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017 and 400,000 shares of common stock owned by family members.

5  Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017 and 600,000 shares owned by family members.

6   Consists of 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017 and 200,000 shares owned by family members.

7   Consists of 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017.

Don Marcos Coffee is grown, roasted and packaged in Costa Rica by the Don Marcos Coffee Company, S.A., a Costa Rica company owned and operated by Mark E. Tupper.  Mark E. Tupper is the uncle of Earl T. Shannon, our President and one of our directors.  We have an exclusive distributorship agreement with Don Marcos Coffee Company, S.A., the material terms of which are described in Part I, Item 1, Description of Business—Sources and Availability of Raw Materials and Principal Suppliers.

ITEM 13.     EXHIBITS

3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 1999[8]
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 2003[8]
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 2007[8]
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 2007[8]
3.5	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 2007[8]
10.1	Form of Stock Purchase Agreement Used in Private Offering[8]
10.2	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 2007[8]
10.3	Distributorship Agreement dated January 23, 2003[8]
10.4	Stock Purchase Agreement with Earl T. Shannon, dated December 12, 2007[9]
10.5	Stock Purchase Agreement with Steven W. Hudson, dated December 12, 2007[9]
10.6	Stock Purchase Agreement with Scott W. Bodenweber, dated December 12, 2007[9]
14	Code of Ethics
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weaver & Martin, LLC (“Weaver”)

Weaver was our independent auditor and examined our financial statements for the year ended December 31, 2007.  Weaver performed the services listed below and was paid the fees listed below for the year ended December 31, 2007.

8  Incorporated by reference from our Registration Statement on Form SB-2, filed on May 17, 2007, as amended (Registration No. 333-142976).

9  Incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2007.

Audit Fees

Weaver was paid aggregate fees of approximately $900 for the year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the third quarter of 2007.

Audit Related Fees

Weaver was not paid additional fees for the year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Weaver was not paid fees for the year ended December 31, 2007 or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

Weaver was not paid any other fees for professional services during the year ended December 31, 2007.

Kabani & Company, Inc. (“Kabani”)

Kabani was our independent auditor and examined our financial statements for the year ended December 31, 2006.  Kabani performed the services listed below and was paid the fees listed below for the year ended December 31, 2006.

Audit Fees

Kabani was paid aggregate fees of approximately $19,000 for the year ended December 31, 2006 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2006 and the first two quarters of 2007.

Audit Related Fees

Kabani was not paid additional fees for the year ended December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Kabani was not paid fees for the year ended December 31, 2006 or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

Kabani was not paid any other fees for professional services during the year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DON MARCOS TRADING CO.

DATED: March 31, 2008	By: /s/ Earl T. Shannon
Earl T. Shannon
Director, President
(Principal Executive Officer)

By: /s/ Scott W. Bodenweber
Scott W. Bodenweber
Director, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WEAVER & MARTIN

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Don Marcos Trading Co.

We have audited the accompanying balance sheet of Don Marcos Trading Co. as of December 31, 2007, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Don Marcos Trading Co.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Don Marcos Trading Co. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Weaver & Martin LLC

Weaver & Martin LLC
Kansas City, Missouri
March 31, 2008

Certified Public Accountants & Consultants 411 Valentine, Suite 300 Kansas City, Missouri 64111 Phone: (816) 756-5525 Fax: (816) 756-2252

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash	$11,166
Inventory	4,255

TOTAL CURRENT ASSETS	$15,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued accounting and legal expenses	$9,466

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding – 37,100,000 shares	187,454
Deficit accumulated during the development stage	(181,499)

TOTAL STOCKHOLDERS’ EQUITY	5,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,421

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM MAY 11, 1999 TO DECEMBER 31, 2007

					May 11, 1999
					(Date of Inception)
					To
	2007		2006		December 31, 2007

REVENUES		$-		$-	$-

OPERATING EXPENSES		132,650		14,664	181,499

NET (LOSS)	$	(132,650)	$	(14,664)	$ (181,499)

NET (LOSS) PER COMMON SHARE

Basic and diluted		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted		29,872,055		9,404,890

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 11, 1999
(INCEPTION) TO DECEMBER 31, 2007

			Deficit
			Accumulated
	Common Stock		During The
	Shares	Amount	Development Stage	Total
MAY 11, 1999 (DATE OF INCEPTION) Issuance of common stock for cash	5,000	$5,000	$-	$5,000
Net loss from inception to December 31, 1999	-	-	(4,487)	(4,487)

BALANCE, DECEMBER 31, 1999	5,000	5,000	(4,487)	513

Cash contribution by stockholder	-	10,000	-	10,000

Net (loss) for the year ended December 31, 2000	-	-	(7,781)	(7,781)

BALANCE, DECEMBER 31, 2000	5,000	15,000	(12,268)	2,732

Net (loss)for the year ended December 31, 2001	-	-	(1,565)	(1,565)

BALANCE, DECEMBER 31, 2001	5,000	15,000	(13,833)	1,167

Cash contribution by stockholder	-	2,000	-	2,000

Net (loss) for the year ended December 31, 2002	-	-	(2,901)	(2,901)

BALANCE, DECEMBER 31, 2002	5,000	17,000	(16,734)	266

Cash contribution by stockholder	-	12,000	-	12,000

Net (loss) for the year ended December 31, 2003	-	-	(12,580)	(12,580)

BALANCE, DECEMBER 31, 2003	5,000	29,000	(29,314)	(314)

Cash contribution by stockholder	-	4,000	-	4,000

Net (loss) for the year ended December 31, 2004	-	-	(3,845)	(3,845)

BALANCE, DECEMBER 31, 2004	5,000	33,000	(33,159)	(159)

Cash contribution by stockholder	-	1,345	-	1,345

Net (loss) for the year ended December 31, 2005	-	-	(1,026)	(1,026)

BALANCE, DECEMBER 31, 2005	5,000	34,345	(34,185)	160

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)
FOR THE PERIOD FROM MAY 11, 1999
(INCEPTION) TO DECEMBER 31, 2007

			Deficit
			Accumulated
	Common Stock		During The
	Shares	Amount	Development Stage	Total

Issuance of common stock for services	16,495,000	$3,635	$-	$3,635

Cash contribution by stockholder	-	1,000	-	1,000

Net (loss) for the year ended December 31, 2006	-	-	(14,664)	(14,664)

BALANCE, DECEMBER 31, 2006	16,500,000	38,980	(48,849)	(9,869)

Common stock issued for cash	20,600,000	103,000	-	103,000

Stock based compensation	-	45,474	-	45,474

Net (loss) for the year ended December 31, 2007	-	-	(132,650)	(132,650)

BALANCE, DECEMBER 31, 2007	37,100,000	$187,454	$(181,499)	$5,955

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM MAY 11, 1999 TO DECEMBER 31, 2007

					May 11, 1999
					(Date of Inception)
					To
	2007		2006		December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(132,650)	$	(14,664)	$ (181,499)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Common stock issued for services		-		3,635	3,635
Stock based compensation		45,474		-	45,474
Changes in operating assets and liabilities:
Inventory		(4,255)		-	(4,255)
Accrued accounting and legal expenses		(534)		10,000	9,466

NET CASH USED BY OPERATING ACTIVITIES		(91,965)		(1,029)	(127,179)

CASH FLOWS FROM INVESTING ACTIVITIES		-		-	-

CASH FLOWS FROM FINANCING ACTIVIITES
Issuance of common stock for cash		103,000		-	136,000
Cash contributed by stockholder		-		1,000	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES		103,000		1,000	138,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		11,035		(29)	11,166

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD		131		160	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$11,166		$131	$11,166

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM MAY 11, 1999 TO DECEMBER 31, 2007

			May 11, 1999
			(Date of Inception)
			To
	2007	2006	December 31, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$45,474	$-	$45,474

Issuance of common stock for services	$-	$3,635	$3,635

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The original purpose of the Company was to be the sole importer and distributor of Don Marcos coffee.

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

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges will be included in gross sales, with the related costs included in selling, general and administrative expenses. For the years ended December 31, 2007 and 2006, the Company had not generated any significant revenue.

Inventory

Inventory is stated at the lower of cost (determined by the first-in, first-out method, or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Stock Based Compensation

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12.

Advertising

Advertising costs are expensed as incurred and included in operating expenses. There were no advertising expenses for the years ended December 31, 2007 and 2006 and for the period from May 11, 1999 (inception) to December 31, 2007.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No.7. The Company‘s planned principal operations have not commenced, and, accordingly, no revenue has been derived during this period.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal yeas beginning after December 15, 2006.  The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’ (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements, however the current FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the effect, if any SFAS No. 157 will have on its financial position and operations.

In September 2006, FASB issued SFAS 158 ‘Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.   The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, FASB issued FASB Statement No. 159 (“SFAS 159) - The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted subject as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB statement No. 157, Fair value measurements.  The Company is currently evaluating the impact of SFAS 159 on its financial statements

NOTE 2             GOING CONCERN

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities since inception have been financially sustained through stockholder contribution to the Company and issuance of common stock. The Company may raise additional funding to continue its operations, through contributions from the current shareholders and stock issuance to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3              INVENTORY

The balance of $4,255 at December 31, 2007 consists of bags purchased for future packaging of coffee products.

NOTE 4              PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5             COMMON STOCK

The Company effected a 1:5 forward split of the stock in February, 2007. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

On March 14, 2007, the Company offered a private placement of 16,400,000 shares of common stock, no par value, with an aggregate value of $82,000.

The Company effected a 1:10 forward split of the stock on March 30, 2007. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

On December 14, 2007, the Company sold 4,200,000 shares of common stock, no par value, with an aggregate value of $21,000 to three shareholders of the Company.