Form 10-Q
period 2008-03-31
Don Marcos Trading CO
filed 2008-05-15
CIK 1386765

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

DON MARCOS TRADING CO.
(Exact name of small business issuer as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Southeast 17th Street, Suite 300, Ft. Lauderdale, FL  33316
(Address of principal executive offices)

(954) 356-8111
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS
Inventory	$8,914

TOTAL CURRENT ASSETS	$8,914

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$2,639
Accrued accounting and legal expenses	16,877

TOTAL CURRENT LIABILITIES	19,516

STOCKHOLDERS’ (DEFICIT)
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding – 37,100,000 shares	187,454
Deficit accumulated during the development stage	(198,056)

TOTAL STOCKHOLDERS’ (DEFICIT)	(10,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,914

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 TO MARCH 31, 2008
(UNAUDITED)

	2008		2007		May 11, 1999 (Date of Inception) To March 31, 2008

REVENUES		$-		$-		$-

OPERATING EXPENSES		16,557		65,717		198,056

NET (LOSS)	$	(16,557)	$	(65,717)	$	(198,056)

NET (LOSS) PER COMMON SHARE

Basic and diluted		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted		37,100,000		32,900,000

 The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 TO MARCH 31, 2008
(UNAUDITED)

	2008	2007	May 11, 1999 (Date of Inception) To March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(16,557)	$(65,717)	$(198,056)
Adjustments to reconcile net (loss) to net cash used by operating activities :
Common stock issued for services	-	-	3,635
Stock based compensation	-	45,474	45,474
Changes in operating assets and liabilities:
Inventory	(4,659)	-	(8,914)
Accrued accounting and legal expenses	7,411	12,859	16,877

NET CASH (USED) BY OPERATING ACTIVITIES	(13,805)	(7,384)	(140,984)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVIITES
Issuance of common stock for cash	-	82,000	136,000
Bank overdraft	2,639	-	2,639
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,639	82,000	140,984

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,166)	74,616	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,166	131	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$74,747	$-

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 TO MARCH 31, 2008
(UNADUITED)

	2008	2007	May 11, 1999 (Date of Inception)To March 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$45,474	$45,474

Issuance of common stock for services	$-	$-	$3,635

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

The purpose of the Company is to be the sole importer and distributor of Don Marcos coffee.

General

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Accordingly, your attention is directed to footnote disclosures found in the December 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges will be included in gross sales, with the related costs included in selling, general and administrative expenses. For the three months ended March 31, 2008 and 2007, the Company had not generated any revenue.

Inventory

Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

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
MARCH 31, 2008 AND 2007

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

The Company’s development activities since inception have been financially sustained through stockholder contributions to the Company and issuance of common stock. The Company may raise additional funding to continue its operations, through contributions from the current shareholders and stock issuances to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3             COMMON STOCK

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

NOTE 4             SUBSEQUENT EVENT

On April 1, 2008, the Company sold 2,400,000 shares of its common stock, with a par value of $0.005 per share, to three officers of the Company.  The aggregate fair value of the stock is $12,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Development Stage Enterprise

We are a development stage enterprise, as defined in Financial Accounting Standards Board # 7. Our planned principal operations have not commenced, and, accordingly, no revenue has been derived during this period.

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

Inventory

Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Stock Issued for Non-Cash Transactions

It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

There were no shares of common stock issued for services during the three months ended March 31, 2008.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to locate sources of capital, and attain future profitable operations. Our management is currently initiating their business plan. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Stock Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2007. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair-value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2007 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2007. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

Results of Operations

You should read the selected financial data set forth below along with our discussion and our financial statements and the related notes.  We have derived the financial data from our unaudited financial statements.  We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information.  Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	Three Months	Three Months
	Ended	Ended	Increase/
	March 31, 2008	March 31, 2007	(Decrease)
	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-
Operating expenses	16,557	65,717	(49,160)
Net (loss)	$ (16,557)	$ (65,717)	$ (49,160)
Net (loss) per share	$(.00)	$(.00)	$(.00)

Results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenues

There were no revenues from operations for the three months ended March 31, 2008 and 2007.

Operating Expenses

Operating expenses decreased by $49,160 to $16,557 for the three months ended March 31, 2008 as compared to $65,717 for the three months ended March 31, 2007.

During the three months ended March 31, 2008, we incurred accounting, legal and professional services of $16,232 associated with our public company reporting requirements and other expenses of $325.  For the three months ended March 31, 2007, we incurred accounting, legal and professional services of $20,198 associated with our SEC filings, salaries, expense of $45,474 associated with the issuance of stock options to employees and $45 of other expenses.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $16,557 for the three months ended March 31, 2008 compared to a net loss of $65,717 for the same period in the prior year.

Impact of Inflation

We believe that inflation has had a negligible effect on our operations over the past three years.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	March 31, 2008	March 31, 2007

Current assets	$8,914	$74,747
Current liabilities	19,516	22,859

Working Capital (deficit)	$(10,602)	$51,888

The changes in our working capital are primarily due to the issuance of common stock for cash less payments of legal and accounting fees.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $13,805 for the three months ended March 31, 2008 as compared to net cash used of $7,384 for the three months ended March 31, 2007.  During the three months ended March 31, 2008, we experienced a net loss of $16,557 and an increase in inventory of $4,659. This was offset by an increase in accrued accounting and legal expenses of $7,411. During the three months ended March 31, 2007, we experienced a net loss of $65,717, which included non-cash stock based compensation in the amount of $45,474.  This was offset by an increase in accrued accounting and legal expenses of $12,859.

There was no net cash used or provided from investing activities for the three months ended March 31, 2008 and 2007.

Our net cash provided from financing activities was $2,639 during the three months ended March 31, 2008, due to a bank overdraft.  For the three months  ended March 31, 2007, cash was provided from financing activities of $82,000, due to the issuance of a private placement of common stock.

On April 1, 2008, cash was provided from financing activities amounting to $12,000, which were capital contributions by stockholders.

Off-Balance Sheet Arrangements

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

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

ITEM 4T.   CONTROLS AND PROCEDURES

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 1A.   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

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

DATED: May 15, 2008	DON MARCOS TRADING CO.

/s/ Earl T. Shannon
BY: Earl T. Shannon ITS: President (Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)