Form 10-Q
period 2008-06-30
Don Marcos Trading CO
filed 2008-08-14
CIK 1386765

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

DON MARCOS TRADING CO.
(Exact name of registrant as specified in its charter)

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

As of August 13, 2008, the number of shares of common stock outstanding was 44,300,000.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheet – June 30, 2008 and 2007	1

	Condensed Statement of Operations –
	For the three and six months ended June 30, 2008 and 2007	2

	Condensed Statements of Cash Flows –
	For the six months ended June 30, 2008 and 2007	3

	Condensed Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Item 4T.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2008 AND DECEMBER 31, 2007

	Unaudited
	June 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$60	$11,166
Inventory	8,914	4,255

TOTAL CURRENT ASSETS	$8,974	$15,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,465	$9,466

STOCKHOLDERS’ EQUITY
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding - 39,500,000 shares	199,454	187,454
Deficit accumulated during the
development stage	(205,945)	(181,499)

TOTAL STOCKHOLDERS’ EQUITY	(6,491)	5,955

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$8,974	$15,421

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 TO JUNE 30, 2008
(UNAUDITED)

	Three Months Periods Ended June 30,		Six Month Periods Ended June 30,		May 11, 1999 (Inception) To June 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES	7,889	27,798	24,446	93,515	205,945

NET LOSS	$(7,889)	$(27,798)	$(24,446)	$(93,515)	$(205,945)

NET LOSS PER SHARE
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	39,500,000	36,900,000	38,300,000	26,285,635	38,300,000

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2008
UNAUDITED

			May 11, 1999
			(Inception)
			To
	2008	2007	June 30, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss	$(24,446)	$(93,515)	$(205,945)
Adjustments to reconcile net
loss to net cash used
by operating activities :
Common stock issued for services	-	-	3,635
Stock based compensation	-	45,474	45,474
Changes in operating assets and liabilities:
Inventory	(4,659)	-	(8,914)
Accounts payable and accrued expenses	5,999	261	15,465

NET CASH USED IN
OPERATING ACTIVITIES	(23,106)	(47,780)	(150,285)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Issuance of common stock for cash	12,000	82,000	148,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	12,000	82,000	150,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(11,106)	34,220	60

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,166	131	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$60	$34,351	$60

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2008	2007	June 30, 2008

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

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

Basis of Presentation

The interim financial statements of Don Marcos Trading Co. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Accordingly, your attention is directed to footnote disclosures found in the December 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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
JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Revenue Recognition

The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges will be included in gross sales, with the related costs included in selling, general and administrative expenses. For the six months ended June 30, 2008 and 2007, the Company had not generated any revenue.

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
JUNE 30, 2008 AND 2007
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

On April 1, 2008, the Company sold 2,400,000 shares of its common stock, no par value, with an aggregate value of $12,000, to three officers of the company.

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

Development Stage Enterprise

We are a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Our planned principal operations have not commenced, and, accordingly, no revenue has been derived during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory

Inventory is stated at the lower of cost (determined by the first-in, first-out method), or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Stock Issued for Non-Cash Transactions

It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

There were no shares of common stock issued for services during the six months ended June 30, 2008 and 2007.

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

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Operating expenses	24,446	93,515	7,889	27,798
Net (loss)	$ (24,446)	$ (93,515)	$ (7,889)	$ (27,798)
Net (loss) per share	$ ( .00)	$ ( .00)	$ ( .00)	$ ( .00)

Results for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

There were no revenues from operations for the six months ended June 30, 2008 and 2007.

Operating Expenses

Operating expenses decreased by $69,069 to $24,446 for the six months ended June 30, 2008 as compared to $93,515 for the six months ended June 30, 2007.

During the six months ended June 30, 2008, we incurred accounting, legal and professional services of $23,594 associated with our public company reporting requirements and other expenses of $492.  For the six months ended June 30, 2007, we incurred accounting, legal and professional services of $47,597 associated with our SEC filings, salaries expense of $45,474 associated with the issuance of stock options to employees, and other expenses of $444.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $24,446 for the six months ended June 30, 2008 compared to a net loss of $93,515 for the same period in the prior year.

Results for the Three Months Ended June 30, 2008 Compared to the Three Months ended June 30, 2007

Revenues

There were no revenues from operations for the three months ended June 30, 2008 and 2007.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2008 were $7,889 compared to $27,798 for the three months ended June 30, 2007. Our expenses for the three months ended June 30, 2008 and 2007 were primarily for legal and accounting fees associated with our SEC filings required of a public company.

Impact of Inflation

We believe that inflation has had a negligible effect on our operations over the past three years.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	June 30,	June 30,
	2008	2007
Current assets	$8,974	$34,351
Current liabilities	$15,465	$10,261

Working Capital (deficit)	$(6,491)	$24,099

Changes in cash flows are summarized as follows:

Our net cash used by operations was $23,106 for the six months ended June 30, 2008 as compared to $47,780 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, we experienced a net loss of $24,446.  In addition, we had an increase in inventory of $4,659.  This was offset by an increase in accounts payable and accrued expenses of $5,999. During the six months ended June 30, 2007, we experienced a net loss of $93,515.  This was offset by non-cash stock options issued to employees in the amount of $45,474 and an increase in accounts payable and accrued expenses of $261.

There was no net cash used or provided from investing activities for the six months ended June 30, 2008 and 2007.

Our net cash provided from financing activities was $12,000 during the six months ended June 30, 2008, due to the issuance of a private placement of common stock.  Our net cash provided by financing was $82,000 during the six months ended June 30, 2007, due to the issuance of a private placement of common stock.

On August 1, 2008, cash was provided from financing activities amounting to $24,000, which were capital contributions by stockholders.

Off-Balance Sheet Arrangements

None.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation,  the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2008, we entered into Stock Purchase Agreements with certain of our officers for the sale to those officers of shares of our common stock as follows:

Name of Officer	Number of Shares of Common Stock Purchased	Purchase Price Paid
Earl T. Shannon	1,600,000	$8,000
Steven W. Hudson	1,600,000	$8,000
Scott W. Bodenweber	1,600,000	$8,000

Pursuant to the Stock Purchase Agreements described above, we sold an aggregate of 4,800,000 shares of our common stock at a price of $0.005 per share to three accredited investors for gross proceeds of $24,000.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investors are “accredited investors” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title
10.1	Stock Purchase Agreement with Earl T. Shannon, dated August 4, 2008.
10.2	Stock Purchase Agreement with Steven W. Hudson, dated August 4, 2008.
10.3	Stock Purchase Agreement with Scott W. Bodenweber, dated August 4, 2008.
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 13, 2008	DON MARCOS TRADING CO.

	By:	/s/ Earl T. Shannon
BY: Earl T. Shannon ITS: President (Principal Executive Officer)

	By:	/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)