Form 10-Q
period 2008-09-30
Don Marcos Trading CO
filed 2008-11-07
CIK 1386765

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of October 31, 2008, the number of shares of common stock outstanding was 44,300,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	Unaudited	Audited
	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$7,642	$11,166
Accounts receivable	96	0
Inventory	8,900	4,255

TOTAL CURRENT ASSETS	$16,638	$15,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,824	$9,466

STOCKHOLDERS’ EQUITY
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-	-

Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding - 44,300,000 shares at
September 30, 2008 and 37,100,000 shares
at December 31, 2007	223,454	187,454

Deficit accumulated during the development stage	(217,640)	(181,499)

TOTAL STOCKHOLDERS’ EQUITY	5,814	5,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,638	$15,421

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 TO SEPTEMBER 30, 2008
(UNAUDITED)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,		May 11, 1999 (Inception) To September 30,
	2008	2007	2008	2007	2008

REVENUES	$288	-	$288	$-	$288

COSTS OF GOODS SOLD	14	-	14	-	14

GROSS PROFIT	274	-	274	-	274

OPERATING EXPENSES	11,969	25,218	36,429	118,733	217,928

NET LOSS	(11,695)	(25,218)	$(36,141)	$(118,733)	$(217,640)

NET LOSS PER SHARE

Basic and diluted	(.00)	(.00)	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	42,526,087	36,900,000	39,718,978	26,285,635	39,718,978

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2008
UNAUDITED

			May 11, 1999
			(Inception)
			To
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,141)	$(118,733)	$(217,640)
Adjustments to reconcile net
loss to net cash used
by operating activities :
Common stock issued for services	-	-	3,635
Stock based compensation	-	45,474	45,474
Changes in operating assets and liabilities:
Accounts receivable	(96)	-	(96)
Inventory	(4,645)	-	(8,900)
Accounts payable and accrued expenses	1,358	6,533	10,824

NET CASH USED IN OPERATING ACTIVITIES	(39,524)	(66,726)	(166,703)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVIITES
Issuance of common stock for cash	36,000	82,000	172,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,000	82,000	174,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,524)	15,274	7,642

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,166	131	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,642	$15,405	$7,642

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

	2008	2007	May 11, 1999 (Inception) To September 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Don Marcos Trading Co. (“the Company”) is a development stage enterprise incorporated on May 11, 1999 in the state of Florida. The Company has had no significant operations since its inception. The Company’s activities have been mainly organizational, with only $288 of sales.

The Company is the sole importer and distributor of Don Marcos coffee.

Basis of Presentation

The interim financial statements of Don Marcos Trading Co. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Accordingly, your attention is directed to footnote disclosures found in the December 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

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

Revenue Recognition

The Company recognizes revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company estimates and records provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses.

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
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company’s planned principal operations have not commenced, and accordingly, only nominal revenue has been derived during this period.

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

On August 4, 2008, the Company sold 4,800,000 shares of its common stock, no par value, with an aggregate value of $24,000 to three officers of the company.

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

Development Stage Enterprise

We are a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Our planned principal operations have not commenced, and, accordingly, only nominal revenue has been derived during the period.

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

There were no shares of common stock issued for services during the nine months ended September 30, 2008 and 2007.

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

Stock-based compensation represents the cost related to stock-based awards granted to employees.  We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period.  We estimate the fair value of stock options using a Black-Scholes valuation model.  The expense is recorded in operating expenses in the condensed statements of operations.

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

	Nine Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2007 (unaudited)	Three Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2007 (unaudited)
Revenue	$288	---	$288	---
Operating expenses	$36,429	$118,733	$11,983	$25,218
Net (loss)	$(36,141)	$(118,733)	$(11,695)	$(25,218)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007 (unaudited)

Revenues

There were revenues from operations in the amount of $288 for the nine months ended September 30, 2008.  The Company’s first sale took place during this period.  There were no revenues from operations for the nine months ended September 30, 2007.

Operating Expenses

Operating expenses decreased by $82,304 to $36,429 for the nine months ended September 30, 2008 as compared to $118,733 for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we incurred accounting, legal and professional services expenses of $35,626 associated with our public company reporting requirements and other expenses of $803.  During the nine months ended September 30, 2007, we incurred accounting, legal and professional services expenses of $72,614 associated with our public company reporting requirements, salaries expense of $45,474 associated with the issuance of stock options to employees, and other expenses of $645.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $36,141 for the nine months ended September 30, 2008 compared to a net loss of $118,733 for the same period in the prior year.

Results for the Three Months Ended September 30, 2008 Compared to the Three Months ended September 30, 2007 (unaudited)

Revenues

There was revenue from operations in the amount of $288 for the three months ended September 30, 2008.  There were no revenues from operations for the three months ended September 30, 2007.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2008 were $11,983 compared to $25,218 for the three months ended September 30, 2007.  Our expenses for the three months ended September 30, 2008 and 2007 were primarily for legal and accounting fees associated with our public company reporting requirements.

Impact of Inflation

We believe that inflation has had a negligible effect on our operations over the past three years.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	September 30, 2008	September 30, 2008
Current assets	$16,638	$34,351
Current liabilities	$10,824	$10,261
Working capital (deficit)	$5,814	$24,090

The changes in our working capital are primarily due to the issuance of common stock for cash less payments of legal and accounting fees.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $39,524 for the nine months ended September 30, 2008 as compared to net cash used of $66,726 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we experienced a net loss of $36,141.  We had an increase in accounts receivable of $96 and inventory of $4,645.  These amounts were offset by an increase in accounts payable and accrued expenses of $1,358. During the nine months ended September 30, 2007, we experienced a net loss of $118,733.  This was offset by non-cash stock options issued to employees in the amount of $45,474 and an increase in accounts payable and accrued expenses of $6,533.

There was no net cash used or provided from investing activities for the nine months ended September 30, 2008 and 2007.

Our net cash provided from financing activities was $36,000 during the nine months ended September 30, 2008, due to the issuance of a private placement of common stock.  For the nine months ended September 30, 2007, cash was provided from financing activities of $82,000, due to the issuance of a private placement of common stock.

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

DATED: November 7, 2008	DON MARCOS TRADING CO.

/s/ Earl T. Shannon
BY: Earl T. Shannon
ITS: President
(Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)