Form 10-K
period 2008-12-31
Don Marcos Trading CO
filed 2009-04-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-52692

DON MARCOS TRADING CO.
(Exact name of registrant as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1535 Southeast 17th Street, Suite 107, Ft. Lauderdale, Florida  33316
(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 356-8100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company.  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 10, 2009 was approximately $1,520,000 (based on 15,200,000 shares at $0.10 per share).

The registrant had 47,300,000 shares of common stock outstanding as of April 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976); (ii) Current Report on Form 8-K, filed on December 14, 2007; (iii) Annual Report on Form 10-KSB, filed on March 31, 2008; (iv) Current Report on Form 8-K, filed on April 30, 2008; and (v) Current Report on Form 8-K, filed on August 14, 2008.

TABLE OF CONTENTS

i

PART I

ITEM 1.      BUSINESS.

Business Development

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos Coffee.

Business of Registrant

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

For retail sales, we use a custom printed, 12-ounce foil side gusseted bag.  There are approximately 202 bags per order.  The bags are dropped shipped by the bag manufacturer directly to Costa Rica.  The bags are machine filled and machine sealed in Costa Rica.  The filled bags are then shipped directly to our offices. In addition, we offer custom packaging for both resale and business promotion.

We sell our coffee directly on our e-commerce website, www.donmarcos.com and plan to distribute coffee to specialty coffee stores and select restaurants as well.

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

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      PROPERTIES

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol “DNMO.”  Our common stock was first eligible for quotation on the Over-the-Counter Bulletin Board on March 5, 2008.  The last sale price of our common stock was $0.10 per share on March 28, 2008, without retail mark-up, mark-down or commissions.

The above quotations are inter-dealer quotations from market makers of our common stock.  At certain times the actual closing or opening quotations may not represent actual trades that took place.

Holders

As of April 13, 2009, there were 86 shareholders holding certificated securities.  Our transfer agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, Oregon  97204.

Dividends

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On April 13, 2009, we entered into Stock Purchase Agreements with certain of our officers for the sale to those officers of shares of our common stock as follows:

Name of Officer	Number of Shares of Common Stock Purchased	Purchase Price Paid
Earl T. Shannon	1,000,000	$5,000
Steven W. Hudson	1,000,000	$5,000
Scott W. Bodenweber	1,000,000	$5,000

Pursuant to the Stock Purchase Agreements described above, we sold an aggregate of 3,000,000 shares of our common stock at a price of $0.005 per share to three accredited investors for gross proceeds of $15,000.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investors are “accredited investors” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 6.      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

There were no shares of common stock issued for services during the years ended December 31, 2008 and 2007.

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

	Year Ended December 31, 2008 (audited)	Year Ended December 31, 2007 (audited)	Increase/(Decrease)
Revenue	$480	$-	$480
Operating expenses	$43,107	$132,650	$(89,543)
Net (loss)	$(42,627)	$(132,650)	$(90,023)
Net (loss) per share	$(0.00)	$(0.00)	$(0.00)

Results for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 (audited)

Revenues

There were revenues from operations in the amount of $480 for the year ended December 31, 2008.  There were no revenues from operations for the year ended December 31, 2007.

Operating Expenses

Operating expenses decreased by $89,543 to $43,107 for the year ended December 31, 2008 as compared to $132,650 for the year ended December 31, 2007.

During the year ended December 31, 2008, we incurred accounting, legal and professional services expenses of $41,020 associated with our public company reporting requirements and other expenses of $2,087.  During the year ended December 31, 2007, we incurred accounting, legal and professional services expenses of $86,381 associated with our public company reporting requirements, salaries expense of $45,474 associated with the issuance of stock options to employees, and other expenses of $795.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $42,627 for the year ended December 31, 2008 compared to a net loss of $132,650 for the same period in the prior year.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31, 2008	December 31, 2007
Current assets	$11,504	$15,421
Current liabilities	$12,176	$9,466
Working capital (deficit)	$(672)	$5,955

Our net cash used by operations was $44,553 for the year ended December 31, 2008 as compared to net cash used of $91,965 for the year ended December 31, 2007.  During the year ended December 31, 2008, we experienced a net loss of $42,627, an increase in inventory of $4,636, and accounts payable and accrued expenses of $2,710.  During the year ended December 31, 2007, we experienced a net loss of $132,650, an increase in inventory of $4,255, and a decrease in accrued accounting and legal expenses of $534.  This was offset by non-cash stock options issued to employees in the amount of $45,474.

There was no net cash used or provided from investing activities for the years ended December 31, 2008 and 2007.

Our net cash provided from financing activities was $36,000 during the year ended December 31, 2008, due to the issuance of a private placement of common stock.  For the year ended December 31, 2007, cash was provided from financing activities of $103,000, due to the issuance of a private placement of common stock.

On April 13, 2009, cash was provided from financing activities amounting to $15,000, which were stock purchases by shareholders.

Off-Balance Sheet Arrangements

None.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.      CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal-year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  We reviewed the results of management’s assessment with our Board of Directors.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9A(T).        CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B.              OTHER INFORMATION

We have nothing to report under this Item.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Earl T. Shannon	41	Director, President
Steven W. Hudson	39	Director, Executive Vice President
Scott W. Bodenweber	37	Director, Chief Financial Officer
Peter Wright	57	Director, Secretary
Mark E. Tupper	62	Director

Earl T. Shannon, President, Director.   Mr. Shannon has been our President and one of our Directors since our inception.  Mr. Shannon was an officer and director of Salty's Warehouse, Inc. from its inception on July 16, 1998 through its sale on December 11, 2006.  From January 1997 and continuing through the present, Mr. Shannon has been the President of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida.

Steven W. Hudson, Executive Vice President, Director.   Mr. Hudson has been with us since February 1, 2007.  Mr. Hudson was an officer and director of Salty’s Warehouse, Inc. from April 20, 2004 through its sale on December 11, 2006.  Mr. Hudson was President and CEO of International Yacht Construction from May 1999 through July 3, 2007.  Since June 1997, Mr. Hudson also has served as President and CEO of Hudson Capital Group, a private investment firm.  Mr. Hudson graduated from Southern Methodist University with a Bachelor of Arts degree in Business Economics.

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

Our Directors serve until the next annual meeting or until their successors are qualified and elected.  Our Officers serve at the discretion of the Board of Directors.

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

Based solely upon a review of the copies of such forms, we believe that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 11.        EXECUTIVE COMPENSATION

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 47,300,000 issued shares of common stock.

Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership	Percent Ownership[2]
Earl T. Shannon, Director, President	13,225,000[3]	27.4%
Steven W. Hudson, Director, Executive Vice President	10,737,500[4]	22.0%
Scott W. Bodenweber, Director, Chief Financial Officer	10,937,500[5]	22.4%
Peter Wright, Director, Secretary	1,200,000[6]	2.5%
Mark E. Tupper, Director	1,000,000[7]	2.1%
All executive officers and directors as a group (five persons)	37,100,000	69.3%

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver & Martin, LLC (“Weaver”)

Weaver was our independent auditor and examined our financial statements for the years ended December 31, 2008 and December 31, 2007.  Weaver performed the services listed below and was paid the fees listed below for the years ended December 31, 2008 and December 31, 2007.

Audit Fees

Weaver was paid aggregate fees of approximately $7,200 and $5,400 for the years ended December 31, 2008 and December 31, 2007, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2008 and the third quarter of 2007.

Audit Related Fees

Weaver was not paid additional fees for the years ended December 31, 2008 and December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Weaver was not paid fees for the years ended December 31, 2008 and December 31, 2007 or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

Weaver was not paid any other fees for professional services during the years ended December 31, 2008 and December 31, 2007.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 1999[1]
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 2003[1]
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 2007[1]
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 2007[1]
3.5	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 2007[1]
10.1	Form of Stock Purchase Agreement Used in Private Offering[1]
10.2	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 2007[1]
10.3	Distributorship Agreement dated January 23, 2003[1]
10.4	Stock Purchase Agreement with Earl T. Shannon, dated December 12, 2007[2]
10.5	Stock Purchase Agreement with Steven W. Hudson, dated December 12, 2007[2]
10.6	Stock Purchase Agreement with Scott W. Bodenweber, dated December 12, 2007[2]
10.7	Stock Purchase Agreement with Earl T. Shannon, dated April 1, 2008[3]
10.8	Stock Purchase Agreement with Steven W. Hudson, dated April 1, 2008[3]
10.9	Stock Purchase Agreement with Scott W. Bodenweber, dated April 1, 2008[3]
10.10	Stock Purchase Agreement with Earl T. Shannon, dated August 4, 2008[4]
10.11	Stock Purchase Agreement with Steven W. Hudson, dated August 4, 2008[4]
10.12	Stock Purchase Agreement with Scott W. Bodenweber, dated August 4, 2008[4]
10.13	Stock Purchase Agreement with Earl T. Shannon, dated April 13, 2009
10.14	Stock Purchase Agreement with Steven W. Hudson, dated April 13, 2009
10.15	Stock Purchase Agreement with Scott W. Bodenweber, dated April 13, 2009
14	Code of Ethics[5]
23	Consent of Weaver & Martin LLC
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

1   Incorporated by reference from our Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976).

2   Incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2007.

3   Incorporated by reference from our Current Report on Form 8-K, filed on April 30, 2008.

4   Incorporated by reference from our Current Report on Form 8-K, filed on August 14, 2008.

5   Incorporated by reference from our Annual Report on Form 10-KSB, filed on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DON MARCOS TRADING CO.
DATED: April 14, 2009	By: /s/ Earl T. Shannon Earl T. Shannon Director, President (Principal Executive Officer)

DATED: April 14, 2009	By: /s/ Scott W. Bodenweber Scott W. Bodenweber Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

WEAVER & MARTIN

To the Board of Directors and Stockholders
Don Marcos Trading Co.
Ft. Lauderdale, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Don Marcos Trading Co. as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Don Marcos Trading Co.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Don Marcos Trading Co. as of December 31, 2008 and 2007, and the results of its operations, stockholders' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin LLC
Weaver & Martin LLC
Kansas City, Missouri
April 14, 2009

Certified Public Accountants & Consultants 411 Valentine, Suite 300 Kansas City, Missouri 64111 Phone: (816) 756-5525 Fax: (816) 756-2252

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash	$2,613	$11,166
Inventory	8,891	4,255

TOTAL CURRENT ASSETS	$11,504	$15,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,176	$9,466

STOCKHOLDERS’ EQUITY
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding - 44,300,000 shares at December 31, 2008 and 37,100,000 shares at December 31, 2007	223,454	187,454
Deficit accumulated during the development stage	(224,126)	(181,499)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(672)	5,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,504	$15,421

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 TO DECEMBER 31, 2008

			May 11, 1999
			(Date of Inception)
			To
	2008	2007	December 31, 2008

REVENUES	$480	$-	$480

OPERATING EXPENSES	43,107	132,650	224,606

NET (LOSS)	$(42,627)	$(132,650)	$(224,126)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	40,861,096	29,872,055

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

			Deficit
			Accumulated
	Common Stock		During The
	Shares	Amount	Development Stage	Total

BALANCE, JANUARY 1, 2007	16,500,000	38,980	(48,849)		(9,869)

Common stock issued for cash	20,600,000	103,000	-		103,000

Stock based compensation	-	45,474	-		45,474

Net (loss) for the year ended December 31, 2007	-	-	(132,650)		(132,650)

BALANCE, DECEMBER 31, 2007	37,100,000	187,454	(181,499)		5,955

Common stock issued for cash	7,200,000	36,000	-		36,000

Net (loss) for the year ended December 31, 2008	-	-	(42,627)		(42,627)

BALANCE, DECEMBER 31, 2008	44,300,000	$223,454	$ (224,126)	$	(672)

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2008

			May 11, 1999
			(Inception)
			To
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,627)	$(132,650)	$(224,126)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	45,474	45,474
Changes in operating assets and liabilities:
Inventory	(4,636)	(4,255)	(8,891)
Accounts payable and accrued expenses	2,710	(534)	12,176

NET CASH USED IN OPERATING ACTIVITIES	(44,553)	(91,965)	(171,732)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVIITES
Issuance of common stock for cash	36,000	103,000	172,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,000	103,000	174,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,553)	11,035	2,613

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,166	131	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,613	$11,166	$2,613

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2008

			May 11, 1999
			(Inception)
			To
	2008	2007	December 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$45,474	$45,474

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Don Marcos Trading Co. (“the Company”) is a development stage enterprise incorporated on May 11, 1999 in the state of Florida.  The Company is the sole importer and distributor of Don Marcos coffee.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Common Stock Issued for Non-Cash Transaction

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

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
DECEMBER 31, 2008 AND 2007

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal yeas beginning after December 15, 2006.  The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

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
DECEMBER 31, 2008 AND 2007

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

NOTE 3     INVENTORY

Inventory consists of the following for the years ended December 31, 2008 and 2007:

	2008	2007

Finished goods inventory	$54	$-
Materials	8,837	4,255
	$8,891	$4,255

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4     PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

NOTE 5     COMMON STOCK

The Company effected a 1:5 forward split of the stock in February, 2007. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

On March 14, 2007, the Company offered a private placement of 16,400,000 shares of common stock, no par value, and received $82,000 cash for the shares sold.

The Company effected a 1:10 forward split of the stock on March 30, 2007. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

On April 1, 2008, the Company sold 2,400,000 shares of its common stock, no par value, with an aggregate value of $12,000, to three officers of the company.

On August 4, 2008, the Company sold 4,800,000 shares of its common stock, no par value, for cash in the amount of $24,000 to three officers of the company.

NOTE 6     STOCK OPTIONS

The officers of the Company approved the Don Marcos Trading Co., Inc. 2007 Incentive and Nonstatutory Stock Option Plan which permits the officers to grant, for a ten year period, both stock purchase rights and stock options.  The Company has reserved 5,000,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan.  The Plan is administered by the officers of the Company.  The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right.  Options granted under the Plan will not have a term that exceeds ten years from date of grant.  The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the Company’s common stock, no par value, which may be restricted, or grants of options to purchase shares of common stock.

During the year ended December 31, 2008, there were no options issued.  During the year ended December 31, 2007, there were 5,000,000 options granted to the officers of the Company.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6     STOCK OPTIONS (CONTINUED)

A summary of the option and warranty activity for the year ended December 31, 2007 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2007	-	$-
Issuances	5,000,000	0.005
Options outstanding at December 31, 2007	5,000,000	$0.005

Information regarding stock options outstanding as of December 31, 2007 is as follows:

Price	$ 0.005
Weighted average exercise price	$ 0.005
Weighted average remaining contractual life	9 years, 1 month

A summary of the option and warranty activity for the year ended December 31, 2008 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2008	5,000,000	$0.005
Cancelled, expired or new issuances	-	-
Options outstanding at December 31, 2008	5,000,000	$0.005

Information regarding stock options outstanding as of December 31, 2008 is as follows:

Price	$ 0.005
Weighted average exercise price	$ 0.005
Weighted average remaining contractual life	8 years, 1 month

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7             SUBSEQUENT EVENT

On April 13, 2009, the Company entered into Stock Purchase Agreements with certain of the Company’s officers for the sale to those officers of the Company’s common stock as follows:

Name of Officer	Number of Common Stock Shares Purchased	Purchase Price Paid
Earl Shannon	1,000,000	$5,000
Steven W. Hudson	1,000,000	$5,000
Scott W. Bodenweber	1,000,000	$5,000

Pursuant to the Stock Purchase Agreements described above, the Company sold an aggregate of 3,000,000 shares of its common stock at a price of $0.005 per share to three accredited investors for gross proceeds of $15,000.  The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  The Company believes that the investors are “accredited investors” under Rule 501 under Regulation D of the Act and had adequate access to information about the Company.