Form 10-Q
period 2009-03-31
Don Marcos Trading CO
filed 2009-05-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

DON MARCOS TRADING CO.
(Exact name of registrant as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1535 Southeast 17th Street, Suite 107, Ft. Lauderdale, FL  33316
(Address of principal executive offices)

(954) 356-8100
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 13, 2009, the number of shares of common stock outstanding was 47,300,000.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	Unaudited	Audited
	March 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$1,280	$2,613
Accounts receivable	96	-
Inventory	8,872	8,891

TOTAL CURRENT ASSETS	$10,248	$11,504

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,363	$12,176

STOCKHOLDERS’ (DEFICIT)
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding – 44,300,000 shares at
March 31, 2009 and December 31, 2008	223,454	223,454
Deficit accumulated during the development stage	(225,569)	(224,126)

TOTAL STOCKHOLDERS’ (DEFICIT)	(2,115)	(672)

TOTAL LIABILITIES AND
STOCKHOLDERS’ (DEFICIT)	$10,248	$11,504

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 TO MARCH 31, 2009
(UNAUDITED)

					May 11, 1999
					(Date of Inception)
					To
	2009		2008		March 31, 2009

REVENUES		$384		$-	$864

OPERATING EXPENSES		1,827		16,557	226,433

NET (LOSS)	$	(1,443)	$	(16,557)	$ (225,569)

NET (LOSS) PER
COMMON SHARE

Basic and diluted		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING

Basic and diluted		44,300,000		37,100,000

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 TO MARCH 31, 2009
(UNAUDITED)

					May 11, 1999
					(Date of Inception)
					To
	2009		2008		March 31, 2009

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$	(1,443)	$	(16,557)	$ (225,569)
Adjustments to reconcile net
(loss) to net cash (used)
by operating activities :
Common stock issued for services		-		-	3,635
Stock based compensation		-		-	45,474
Changes in operating assets and liabilities:
Accounts receivable		(96)		-	(96)
Inventory		19		(4,659)	(8,872)
Accrued accounting and legal expenses		187		7,411	12,363

NET CASH (USED) BY
OPERATING ACTIVITIES		(1,333)		(13,805)	(173,065)

CASH FLOWS FROM
INVESTING ACTIVITIES		-		-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Issuance of common stock for cash		-		-	172,000
Bank overdraft		-		2,639	-
Cash contributed by stockholder		-		-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES		-		2,639	174,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS		(1,333)		(11,166)	1,280

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD		2,613		11,166	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$1,280		$0	$1,280

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 TO MARCH 31, 2009
(UNAUDITED)

			May 11, 1999
			(Date of Inception)
			To
	2008	2007	March 31, 2009

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$45,474	$45,474

Issuance of common stock for services	$-	$-	$3,635

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7, “Accounting and Reporting By Development Stage Enterprises.” The Company’s planned principal operations have not commenced, and accordingly, only nominal revenue has been derived during this period.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

NOTE 3    INVENTORY

Inventory consists of the following as of March 31, 2009 and December 31, 2008:

	2009	2008

Finished goods inventory	$35	$54
Materials	8,837	8,837
	$8,872	$8,891

NOTE 4             SUBSEQUENT EVENT

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
MARCH 31, 2009 AND 2008

NOTE 4            SUBSEQUENT EVENT (CONTINUED)

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

There were no shares of common stock issued for services during the three months ended March 31, 2009 and 2008.

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

	Three Months Ended March 31, 2009 (unaudited)	Three Months Ended March 31, 2008 (unaudited)	Increase/ (Decrease)
Revenue	$384	$-	$384
Operating expenses	$1,827	$16,557	$(14,730)
Net (loss)	$(1,443)	$(16,557)	$(15,114)
Net (loss) per share	$(.00)	$(.00)	$(.00)

Results for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008 (unaudited)

Revenues

There were revenues from operations in the amount of $384 for the three months ended March 31, 2009 as compared to no revenues from operations for the three months ended March 31, 2008.

Operating Expenses

Operating expenses decreased by $14,730 to $1,827 for the three months ended March 31, 2009 as compared to $16,557 for the three months ended March 31, 2008.

The decrease in our operating expenses was due to a reduction in legal and accounting fees required for our public company reporting requirements.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $1,443 for the three months ended March 31, 2009 compared to a net loss of $16,557 for the same period in the prior year.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	March 31, 2009	March 31, 2008
Current assets	$10,248	$11,504
Current liabilities	$12,363	$12,176
Working capital (deficit)	$(2,115)	$(672)

The changes in our working capital are primarily due to the issuance of common stock for cash less payments of legal and accounting fees.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $1,333 for the three months ended March 31, 2009 as compared to net cash used of $13,805 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we experienced a net loss of $1,443, an increase in accounts receivable of $96 and a decrease in inventory of $19.  These amounts were offset by an increase in accrued expenses of $187.  During the three months ended March 31, 2008, we experienced a net loss of $16,557.  This was offset by an increase in inventory of $7,411.

There was no net cash used or provided from investing activities for the three months ended March 31, 2009 and 2008.

Our net cash provided from financing activities was $0 during the three months ended March 31, 2009.  For the three months ended March 31, 2008, cash was provided from financing activities of $2,639, due to a bank overdraft.

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

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 13, 2009	DON MARCOS TRADING CO.

/s/ Earl T. Shannon
BY: Earl T. Shannon
ITS: President
(Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)