Form 10-Q
period 2009-06-30
Don Marcos Trading CO
filed 2009-08-05
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(954) 356-8111
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

As of August 4, 2009, the number of shares of common stock outstanding was 48,300,000.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheet – June 30, 2009 and 2008	1

	Condensed Statement of Operations –
	For the three and six months ended June 30, 2009 and 2008	2

	Condensed Statements of Cash Flows –
	For the six months ended June 30, 2009 and 2008	4

	Condensed Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	Unaudited	Audited
	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$158	$2,613
Inventory	8,864	8,891

TOTAL CURRENT ASSETS	$9,022	$11,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,621	$12,176

STOCKHOLDERS’ EQUITY
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding - 47,300,000 shares at
June 30, 2009 and 44,300,000 shares
at December 31, 2008	238,454	223,454
Deficit accumulated during the
development stage	(237,053)	(224,126)

TOTAL STOCKHOLDERS’ EQUITY	1,401	(672)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$9,022	$11,504

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 TO JUNE 30, 2009
(UNAUDITED)

	Three Month Periods Ended
	June 30,
	2009	2008

REVENUES	$192	$-

OPERATING EXPENSES	11,676	7,889

NET (LOSS)	$(11,484)	$(7,889)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	47,201,099	39,500,000

The accompanying notes are an integral part of these unaudited financial statements.

			May 11, 1999
	Six Month Periods Ended		(Inception)
	June 30,		To
	2009	2008	June 30, 2009

REVENUES	$576	$-	$1,056

OPERATING EXPENSES	13,503	24,446	238,109

NET (LOSS)	$(12,927)	$(24,446)	$(237,053)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	45,758,564	38,300,000	45,758,564

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2009
UNAUDITED

			May 11, 1999
			(Inception)
			To
	2009	2008	June 30, 2009

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(12,927)	$(24,446)	$(237,053)
Adjustments to reconcile net
(loss) to net cash used
by operating activities :
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Inventory	27	(4,659)	(8,864)
Accounts payable and accrued expenses	(4,555)	5,999	7,621

NET CASH (USED) IN
OPERATING ACTIVITIES	(17,455)	(23,106)	(189,187)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Issuance of common stock for cash	15,000	12,000	187,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	15,000	12,000	189,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,455)	(11,106)	158

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,613	11,166	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$158	$60	$158

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2009	2008	June 30, 2009

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

Fair value of financial instruments

For certain Company instruments, including cash and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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
JUNE 30, 2009 AND 2008
(UNAUDITED)

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
JUNE 30, 2009 AND 2008
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

NOTE 3	INVENTORY

Inventory consists of the following as of June 30, 2009 and December 31, 2008:

	2009	2008

Finished goods inventory	$27	$54
Materials	8,837	8,837
	$8,864	$8,891

NOTE 4	COMMON STOCK

On April 13, 2009, the Company entered into Stock Purchase Agreements with certain of the Company’s officers for the sale to those officers of the Company’s common stock as follows:

Name of Officer	Number of Common Stock Shares Purchased	Purchase Price Paid
Earl Shannon	1,000,000	$5,000
Steven W. Hudson	1,000,000	$5,000
Scott W. Bodenweber	1,000,000	$5,000

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 5	SUBSEQUENT EVENT

Management has evaluated subsequent events through August 4, 2009, the date which the financial statements were available for issue.

On July 14, 2009, pursuant to a Stock Purchase Agreement, the Company sold 1,000,000 shares of its common stock at a price of $0.005 per share to a director of the Company for gross proceeds of $5,000.

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

There were no shares of common stock issued for services during the six months ended June 30, 2009 and 2008.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue	$576	$-	$192	$-
Operating expenses	13,503	24,446	11,676	7,889
Net (loss)	$(12,927)	$(24,446)	$(11,484)	$(7,889)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008 (unaudited)

Revenues

We had nominal revenue of $576 for the six months ended June 30, 2009, and no revenue for the six months ended June 30, 2008.

Operating Expenses

Operating expenses decreased by $10,943 to $13,503 for the six months ended June 30, 2009 as compared to $24,446 for the six months ended June 30, 2008.  The decrease was a result of reductions in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $12,927 for the six months ended June 30, 2009 compared to a net loss of $24,446 for the same period in the prior year.

Impact of Inflation

We believe that inflation has had a negligible effect on our operations over the past three years.

Results for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008 (unaudited)

Revenues

We had revenue from operations in the amount of $192 for the three months ended June 30, 2009.  We did not have any revenues from operations for the three months ended June 30, 2008.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2009 were $11,676 compared to $7,889 for the three months ended June 30, 2008.  Our expenses for the three months ended June 30, 2009 and 2008 were primarily for legal and accounting fees associated with our SEC filings required of a public company.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	June 30,	June 30,
	2009	2008
Current assets	$9,022	$8,974
Current liabilities	7,621	15,465

Working Capital (Deficit)	$1,401	$ (6,491)

Changes in cash flows is summarized as follows:

Our net cash used by operations was $17,455 for the six months ended June 30, 2009 as compared to $23,106 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we experienced a net loss of $12,927.   In addition, we had a decrease in accounts payable of $4,555.  This was offset by a decrease in inventory of $27.  During the six months ended June 30, 2008, we experienced a net loss of $24,446.  In addition, we had an increase in inventory of $4,659.  These were offset by an increase in accounts payable of $5,999.

There was no net cash used or provided from investing activities for the six months ended June 30, 2009 and 2008.

Our net cash provided from financing activities was $15,000 during the six months ended June 30, 2009 and $12,000 during the six months ended June 30, 2008, due to the sale of common stock for cash in each respective period.

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

On July 14, 2009, we entered into a Stock Purchase Agreement with Mark E. Tupper, one of our directors, for the sale to that director of shares of our common stock.  Pursuant to the Stock Purchase Agreement, we sold an aggregate of 1,000,000 shares of our common stock at a price of $0.005 per share for gross proceeds of $5,000.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” as defined in Rule 501 of Regulation D of the Act and had adequate access to information about us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title
10.1	Stock Purchase Agreement with Mark E. Tupper, dated July 14, 2009
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 4, 2009	DON MARCOS TRADING CO.

/s/ Earl T. Shannon
BY: Earl T. Shannon ITS: President (Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)