Form 10-Q
period 2009-09-30
Don Marcos Trading CO
filed 2009-10-30
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

DON MARCOS TRADING CO.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0921319 (IRS Employer Identification No.)

1535 Southeast 17th Street, Suite 107, Ft. Lauderdale, FL  33316
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

As of October 28, 2009, the number of shares of common stock outstanding was 48,300,000.

INDEX

i

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Unaudited September 30, 2009	Audited December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$807	$2,613
Accounts receivable	96	-
Inventory	8,850	8,891

TOTAL CURRENT ASSETS	$9,753	$11,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,591	$12,176

STOCKHOLDERS’ EQUITY
Preferred stock, no stated value
Authorized 10,000,000 shares
Issued and outstanding -0- shares	-	-

Common stock, no par value
Authorized 100,000,000 shares
Issued and outstanding - 48,300,000 shares at
September 30, 2009and 44,300,000 shares
at December 31, 2008	243,454	223,454

Deficit accumulated during the development stage	(244,292)	(224,126)

TOTAL STOCKHOLDERS’ EQUITY	(838)	(672)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,753	$11,504

The accompanying notes are an integral part of these unaudited financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 TO SEPTEMBER 30, 2009
(UNAUDITED)

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,		May 11, 1999 (Inception) To September 30,
	2009		2008		2009	2008	2009

REVENUES		$288		$288	$864	$288	$1,344

OPERATING EXPENSES		7,527		11,983	$21,030	$36,429	245,636

NET (LOSS)	$	(7,239)	$	(11,695)	$(20,166)	$(36,141)	$(244,292)

NET (LOSS) PER SHARE

Basic and diluted		$(.00)	$	( .00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted		48,158,696		42,526,087	46,567,399	39,718,978

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2009
UNAUDITED

					(May 11, 1999 Inception) To September 30,
	2009		2008		2009
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$	(20,166)	$	(36,141)	$ (244,292)
Adjustments to reconcile net
(loss) to net cash (used)
by operating activities:
Common stock issued for services		-		-	3,635
Stock based compensation		-		-	45,474
Changes in operating assets and liabilities:
Accounts receivable		(96)		(96)	(96)
Inventory		41		(4,645)	(8,850)
Accounts payable and accrued expenses		(1,585)		1,358	10,591

NET CASH (USED) IN
OPERATING ACTIVITIES		(21,806)		(39,524)	(193,538)

CASH FLOWS FROM
INVESTING ACTIVITIES		-		-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Issuance of common stock for cash		20,000		36,000	192,000
Cash contributed by stockholder		-		-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES		20,000		36,000	194,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS		(1,806)		(3,524)	807

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD		2,613		11,166	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$807		$7,642	$807

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2009
(UNAUDITED)

			(May 11, 1999 Inception) To September 30,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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
SEPTEMBER 30, 2009 AND 2008
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

NOTE 3     INVENTORY

Inventory consists of the following as of September 30, 2009 and December 31, 2008:

	2009	2008
Finished goods inventory	$12	$54
Materials	8,838	8,837
	$8,850	$8,891

NOTE 4     COMMON STOCK

On April 13, 2009, the Company entered into Stock Purchase Agreements with certain of the Company’s officers for the sale to those officers of the Company’s common stock for cash as follows:

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

NOTE 4     COMMON STOCK (CONTINUED)

Name of Officer	Number of Common Stock Shares Purchased	Purchase Price Paid
Earl Shannon	1,000,000	$5,000
Steven W. Hudson	1,000,000	$5,000
Scott W. Bodenweber	1,000,000	$5,000

On July 14, 2009, the Company entered into a Stock Purchase Agreement with Mark Tupper, a director of the Company, for the sale of 1,000,000 shares of common stock for cash for an aggregate value of $5,000.

NOTE 5     SUBSEQUENT EVENT

Management has evaluated subsequent events through October 28, 2009, the date which the financial statements were available for issue.

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

There were no shares of common stock issued for services during the nine months ended September 30, 2009 and 2008.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue	$864	$288	$288	$288
Operating expenses	21,030	36,429	7,527	11,983
Net (loss)	$(20,166)	$(36,141)	$(7,239)	$(11,695)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008 (unaudited)

Revenues

We had revenue of $864 and $288 for the nine months dated September 30, 2009 and 2008, respectively.

Operating Expenses

Operating expenses decreased by $15,399 to $21,030 for the nine months ended September 30, 2009 as compared to $36,429 for the nine months ended September 30, 2008.  The decrease arose from reduction in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $20,166 for the nine months ended September 30, 2009 compared to a net loss of $36,141 for the same period in the prior year.

Impact of Inflation

We believe that inflation has had a negligible effect on our operations over the past three years.

Results for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 (unaudited)

Revenues

We had revenue from operations in the amount of $288 for the three months ended September 30, 2009 and 2008.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2009 were $7,527 compared to $11,983 for the three months ended September 30, 2008.  Our expenses for the three months ended September 30, 2009 and 2008 were primarily for legal and accounting fees associated with our SEC filings required of a public company.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	September 30,	September 30,
	2009	2008
Current assets	$9,753	$9,022
Current liabilities	10,591	7,621

Working Capital (Deficit)	$(838)	$(1,401)

Changes in cash flows is summarized as follows:

Our net cash used by operations was $21,806 for the nine months ended September 30, 2009 as compared to $39,524 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we experienced a net loss of $20,166.   In addition, we had an increase in accounts receivable of $96 and a decrease in accounts payable of $1,585.  This was offset by a decrease in inventory of $41.  During the nine months ended September 30, 2008, we experienced a net loss of $36,141.  In addition, we had an increase in accounts receivable of $96 and an increase in inventory of $4,645.  These were offset by an increase in accounts payable and accrued expenses of $1,358.

There was no net cash used or provided from investing activities for the nine months ended September 30, 2009 and 2008.

Our net cash provided from financing activities was $20,000 during the nine months ended September 30, 2009 and $36,000 during the nine months ended September 30, 2008, due to the sale of common stock for cash in each respective period.

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

DON MARCOS TRADING CO.

DATED: October 28, 2009	/s/ Earl T. Shannon
BY: Earl T. Shannon ITS: President (Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)