Form 10-K
period 2009-12-31
Don Marcos Trading CO
filed 2010-04-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 14, 2010 was approximately $1,620,000 (based on 16,200,000 shares at $0.10 per share).

The registrant had 48,300,000 shares of common stock outstanding as of April 14, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976); (ii) Annual Report on Form 10-KSB, filed on March 31, 2008; (iii) Current Report on Form 8-K, filed on April 30, 2008; (iv) Current Report on Form 8-K, filed on August 14, 2008; and (v) Annual Report on Form 10-K, filed on April 14, 2009.

i

PART I

ITEM 1.                BUSINESS

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

ITEM 4.                (REMOVED AND RESERVED)

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

Holders

As of April 14, 2010, there were 86 shareholders holding certificated securities.  We act as our own transfer agent.

Dividends

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On March 24, 2010, we entered into a Stock Purchase Agreement with Mark E. Tupper, one of our directors, for the sale to that director of shares of our common stock.  Pursuant to the Stock Purchase Agreement, we sold an aggregate of 5,000,000 shares of our common stock at a price of $0.005 per share of gross proceeds of $25,000.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” as defined in Rule 501 of Regulation D of the Act and had adequate access to information about us.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (formerly FASB Statement No. 109, Accounting for Income Taxes).  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

There were no shares of common stock issued for services during the years ended December 31, 2009 and 2008.

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

	Year Ended December 31, 2009 (audited)	Year Ended December 31, 2008 (audited)	Increas /(Decrease)
Revenue	1,152	$480	$672
Operating expenses	32,646	$43,107	$(10,461)
Net (loss)	(31,494)	$(42,627)	$11,133
Net (loss) per share	(0.00)	$(0.00)	$(0.00)

Results for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (audited)

Revenues

We had revenues from operations in the amount of $1,152 for the year ended December 31, 2009 as compared to revenues of $480 for the year ended December 31, 2008.

Operating Expenses

Operating expenses decreased by $10,461 to $32,646 for the year ended December 31, 2009, as compared to $43,107 for the year ended December 31, 2008. The decrease arose from reduction in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $31,494 for the year ended December 31, 2009 compared to a net loss of $42,627 for the year ended December 31, 2008.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31, 2009	December 31, 2008
Current assets	$9,403	$11,504
Current liabilities	21,569	12,176
Deficit	$(12,166)	$(672)

Our net cash used by operations was $22,144 for the year ended December 31, 2009 as compared to $44,553 for the year ended December 31, 2008. During the year ended December 31, 2009, we experienced a net loss of $31,494.  In addition, we had an increase in accounts receivable of $96. This was offset by a decrease in accounts payable of $9,393 and inventory of $53. During the year ended December 31, 2008, we experienced a net loss of $42,627. In addition, we had an increase in inventory of $4,636. These were offset by an increase in accounts payable and accrued expenses of $2,710.

There was no net cash used or provided from investing activities for the years ended December 31, 2009 and 2008.

Our net cash provided from financing activities was $20,000 during the year ended December 31, 2009 and $36,000 during the year ended December 31, 2008, due to the sale of common stock for cash in each respective period.

On April 9, 2010, Scott W. Bodenweber, our Chief Financial Officer and one of our directors, loaned us $25,000 at an interest rate of 1% per annum for six months.

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

None.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal-year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Earl T. Shannon	42	Director, President
Steven W. Hudson	40	Director, Executive Vice President
Scott W. Bodenweber	39	Director, Chief Financial Officer
Peter Wright	58	Director, Secretary
Mark E. Tupper	63	Director

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 48,300,000 issued shares of common stock.

Name and Address of Beneficial Owners1	Amount and Nature of Beneficial Ownership	Percent Ownership2
Earl T. Shannon, Director, President	13,225,0003	26.8%
Steven W. Hudson, Director, Executive Vice President	10,737,5004	21.8%
Scott W. Bodenweber, Director, Chief Financial Officer	10,937,5005	21.8%
Peter Wright, Director, Secretary	1,200,0006	2.4%
Mark E. Tupper, Director	2,000,0007	4.1%
All executive officers and directors as a group (five persons)	38,100,000	77.3%

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

3	Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017.
4	Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017 and 400,000 shares of common stock owned by family members.
5	Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017 and 600,000 shares owned by family members.
6	Consists of 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017 and 200,000 shares owned by family members.
7	Includes 1,000,000 options to purchase shares of common stock at $0.005 per share until February 1, 2017.

On April 9, 2010, Scott W. Bodenweber, our Chief Financial Officer and one of our directors, loaned us $25,000 at an interest rate of 1% per annum for six months.  This loan was approved by our Board of Directors.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver & Martin, LLC (“Weaver”)

Weaver was our independent auditor and examined our financial statements for the years ended December 31, 2009 and December 31, 2008.  Weaver performed the services listed below and was paid the fees listed below for the years ended December 31, 2009 and December 31, 2008.

Audit Fees

Weaver was paid aggregate fees of approximately $7,500 and $7,200 for the years ended December 31, 2009 and December 31, 2008, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2009 and 2008.

Audit Related Fees

Weaver was not paid additional fees for the years ended December 31, 2009 and December 31, 2008 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Weaver was not paid fees for the years ended December 31, 2009 and December 31, 2008 or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

Weaver was not paid any other fees for professional services during the years ended December 31, 2009 and December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 19998
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 20031
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 20071
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 20071
3.5	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 20071
10.1	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 20071
10.2	Distributorship Agreement dated January 23, 20031
10.3	Stock Purchase Agreement with Earl T. Shannon, dated April 1, 20089
10.4	Stock Purchase Agreement with Steven W. Hudson, dated April 1, 20082
10.5	Stock Purchase Agreement with Scott W. Bodenweber, dated April 1, 20082
10.6	Stock Purchase Agreement with Earl T. Shannon, dated August 4, 200810
10.7	Stock Purchase Agreement with Steven W. Hudson, dated August 4, 20083
10.8	Stock Purchase Agreement with Scott W. Bodenweber, dated August 4, 20083
10.9	Stock Purchase Agreement with Earl T. Shannon, dated April 13, 200911
10.10	Stock Purchase Agreement with Steven W. Hudson, dated April 13, 20094
10.11	Stock Purchase Agreement with Scott W. Bodenweber, dated April 13, 20094
10.12	Stock Purchase Agreement with Mark E. Tupper, dated July 14, 2009
10.13	Promissory Note with Scott W. Bodenweber, dated April 9, 2010
14	Code of Ethics12
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

1	Incorporated by reference from our Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976).
2	Incorporated by reference from our Current Report on Form 8-K, filed on April 30, 2008.
3	Incorporated by reference from our Current Report on Form 8-K, filed on August 14, 2008.
4	Incorporated by reference from our Annual Report on Form 10-KSB, filed on April 14, 2009.
5	Incorporated by reference from our Annual Report on Form 10-KSB, filed on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DON MARCOS TRADING CO.

DATED: April 14, 2010	By:	/s/ Earl T. Shannon
Earl T. Shannon Director, President (Principal Executive Officer and Director)

DATED: April 14, 2010	By:	/s/ Scott W. Bodenweber
Scott W. Bodenweber Director, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Director)

DATED: April 14, 2010	By:	/s/ Steven W. Hudson
Steven W. Hudson Director, Executive Vice President (Director)

To the Board of Directors and Stockholders
Don Marcos Trading Co.
Ft. Lauderdale, FL

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Don Marcos Trading Co. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Don Marcos Trading Co.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Don Marcos Trading Co. as of December 31, 2009 and 2008, and the results of its operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
April 14, 2010

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$469	$2,613
Accounts receivable	96	-
Inventory	8,838	8,891

TOTAL CURRENT ASSETS	$9,403	$11,504

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,569	$12,176

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value
Authorized - 10,000,000 shares
Issued and outstanding -0- shares	--	--
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 48,300,000 shares at
December 31, 2009 and 44,300,000 shares
at December 31, 2008	243,454	223,454
Deficit accumulated during the
development stage	(255,620)	(224,126)

TOTAL STOCKHOLDERS’ DEFICIT	(12,166)	(672)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,403	$11,504

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2009

	2009	2008	May 11, 1999 (Inception) To December 31, 2009

REVENUES	$1,152	$480	$1,632

OPERATING EXPENSES	32,646	43,107	257,252

NET (LOSS)	$(31,494)	$(42,627)	$(255,620)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	46,984,900	40,861,096

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2009

	Common Stock		Deficit Accumulated During The Development
	Shares	Amount	Stage		Total

BALANCE, JANUARY 1, 2008	37,100,000	$187,454	$	(181,499)		$5,955

Common stock issued for cash	7,200,000	36,000		-		36,000

Net (loss) for the year ended December 31, 2008	-	-		(42,627)		(42,627)

BALANCE, DECEMBER 31, 2008	44,300,000	223,454		(224,126)		(672)

Common stock issued for cash	4,000,000	20,000		-		20,000

Net (loss) for the year ended December 31, 2009	-	-		(31,494)		(31,494)

BALANCE, DECEMBER 31, 2009	48,300,000	$243,454	$	(255,620)	$	(12,166)

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2009

	2009	2008	May 11, 1999 (Inception) To December 31, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(31,494)	$(42,627)	$(255,620)
Adjustments to reconcile net
(loss) to net cash (used)
by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable	(96)	-	(96)
Inventory	53	(4,636)	(8,838)
Accounts payable and accrued expenses	9,393	2,710	21,569

NET CASH (USED) IN
OPERATING ACTIVITIES	(22,144)	(44,553)	(193,876)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Issuance of common stock for cash	20,000	36,000	192,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	20,000	36,000	194,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,144)	(8,553)	469

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	2,613	11,166	-

CASH AND CASH EQUIVALENTS,
END OF YEAR	$469	$2,613	$469

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2009

	2009	2008	May 11, 1999 (Inception) To December 31, 2009
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$-	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Net Loss Per Share

The Company adopted ASC 260 (formerly FASB 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260 any anti-dilutive effects on net income (loss) per share are excluded.

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

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (formerly FASB Statement No. 109) "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock Based Compensation

Effective November 1, 2005, the Company adopted ASC 718 (formerly FASB 123(R) and 95), “Share-Based Payment: An Amendment of FASB using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of ASC 718 are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under ASC 718.

Development Stage Enterprise

The Company is a development state enterprise, as defined in ASC 915 (formerly FASB 7). The Company’s planned principal operations have not commenced, and accordingly, only nominal revenue has been derived during this period.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC 820 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of ASC 820 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC 740 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). ASC 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC 860 will not have an impact on the Company’s financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, FASB issued ASC 825 (formerly FASB 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASC 825 on its financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

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

Management plans to eliminate the going concern situation which includes, but it not limited to obtaining investors to fund the working capital needs of the Company.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 3                INVENTORY

Inventory consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008

Finished goods inventory	$-	$54
Materials	8,838	8,837
	$8,838	$8,891

NOTE 4                PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.
There is no preferred stock issued as of December 31, 2009 or 2008.

NOTE 5                COMMON STOCK

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

On July 14, 2009, the Company entered into Stock Purchase Agreements with Mark Tupper, a Director of the Company, for the sale of 1,000,000 shares of common stock for cash for an aggregate value of $5,000.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

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

During the years ended December 31, 2009 and 2008, there were no options issued.

A summary of the option and warranty activity for the year ended December 31, 2008 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2008	-	$-
Issuances	5,000,000	0.005
Options outstanding at December 31, 2008	5,000,000	$0.005

Information regarding stock options outstanding as of December 31, 2008 is as follows:

Price	$0.005
Weighted average exercise price	$0.005
Weighted average remaining contractual life	8 years, 1 month

A summary of the option and warranty activity for the year ended December 31, 2009 follows:

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6                STOCK OPTIONS (CONTINUED)

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2009	5,000,000	$0.005
Cancelled, expired or new issuances	-	-
Options outstanding at December 31, 2009	5,000,000	$0.005

Information regarding stock options outstanding as of December 31, 2009 is as follows:

Price	$0.005
Weighted average exercise price	$0.005
Weighted average remaining contractual life	7 years, 1 month

NOTE 7                INCOME TAXES

Provision (Benefit)

There was no income tax provision (benefit) for the years ended December 31, 2009 and 2008.

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at December 31, 2009:

	2009	2008
Net operating loss carryforwards	$48,000	$39,000
Less valuation allowance	(48,000)	(39,000)
Net deferred tax assets	$-	$-

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7                INCOME TAXES (CONTINUED)

Summary of valuation allowance:

	2009	2008
Balance, beginning of year	$39,000	$26,000
Increase for the year	9,000	13,000
Balance, end of year	$48,000	$39,000

In assessing the realizability of deferred assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Net Operating Loss Carryforwards

Year of Loss	2009	Expiration Date
December 31, 2007	$87,000	December 31, 2027
December 31, 2008	43,000	December 31, 2028
December 31, 2009	31,000	December 31, 2029

	$161,000

NOTE 8                SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 14, 2010, the date which the financial statements were available for issue.

On April 9, 2010, the Company obtained a $25,000 note payable from an officer of the Company. The note accrues interest at 1% and is due on October 9, 2010.