Form 10-Q
period 2010-03-31
Don Marcos Trading CO
filed 2010-05-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, the number of shares of common stock outstanding was 48,300,000.

INDEX

		Page
		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheet – March 31, 2010 and 2009	2

	Condensed Statement of Operations –
	For the three months ended March 31, 2010 and 2009	3

	Condensed Statements of Cash Flows –
	For the three months ended March 31, 2010 and 2009	5

	Condensed Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 4T.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	(Removed and reserved)	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$543	$469
Accounts receivable	104	96
Inventory	8,822	8,838

TOTAL CURRENT ASSETS	$9,469	$9,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,325	$21,569

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value
Authorized - 10,000,000 shares
Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 48,300,000 shares	243,454	243,454
Deficit accumulated during the
development stage	(261,310)	(255,620)

TOTAL STOCKHOLDERS’ DEFICIT	(17,856)	(12,166)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$9,469	$9,403

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO MARCH 31, 2010

			May 11, 1999
			(Inception)
			To
	2010	2009	March 31, 2010

REVENUES	$296	$384	$1,928

OPERATING EXPENSES	5,986	1,827	263,238

NET (LOSS)	$(5,690)	$(1,443)	$(261,310)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	48,300,000	44,300,000

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO MARCH 31, 2010

			May 11, 1999
			(Inception)
			To
	2010	2009	March 31, 2010

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(5,690)	$(1,443)	$(261,310)
Adjustments to reconcile net
(loss) to net cash provided (used)
by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable	(8)	(96)	(104)
Inventory	16	19	(8,822)
Accounts payable and accrued expenses	5,756	187	27,325

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	74	(1,333)	(193,802)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Issuance of common stock for cash	-	-	192,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	-	-	194,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	74	(1,333)	543

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	469	2,613	-

CASH AND CASH EQUIVALENTS,
END OF YEAR	$543	$1,280	$543

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO MARCH 31, 2010

			May 11, 1999
			(Inception)
			To
	2010	2009	March 31, 2010

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$-	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (formerly FASB 109) "Accounting for Income Taxes".  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

ON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009

NOTE 2	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities since inception have been financially sustained by issuance of common stock and through stockholder contributions and loans. The Company may raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Management plans to eliminate the going concern situation which includes, but is not limited to, obtaining investors to fund the working capital needs of the Company.

NOTE 3	INVENTORY

Inventory consists of the following at March 31, 2010 and December 31, 2009.
	2010	2009

Materials	$8,822	$8,838

NOTE 4	SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2010, the date which the financial statements were available for issue.

On April 9, 2010, the Company obtained a $25,000 note payable from an officer of the Company.  The note accrues interest at 1%, is unsecured and is due on October 9, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Overview

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® Coffee.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

Development Stage Enterprise

We are a development stage enterprise, as defined in ASC 915 (formerly FASB 7).

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

Net Loss per Share

We adopted ASC 260 (formerly FASB 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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

There were no shares of common stock issued for services during the three months ended March 31, 2010 and 2009.

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

Stock Based Compensation

We adopted ASC 718 (formerly FASB 123 (R) and 95), Share Based Payment, under the modified-prospective transition method on January 1, 2006.  ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value.  Share-based compensation recognized under the modified-prospective transition method of ASC 718 includes share-based compensation based on the grant-date fair-value determined in accordance with the original provisions of ASC 718, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted after January 1, 2006.  ASC 718 eliminates the ability to account for the award of these instruments under the intrinsic value method, and allowed under the original provisions of ASC 718.  Prior to the adoption of ASC 718, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Stock-based compensation represents the cost related to stock-based awards granted to employees.  We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period.  We estimate the fair value of stock options using a Black-Scholes valuation model.  The expense is recorded in operating expenses in the condensed statements of operations.

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

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009	Increase/
	(Unaudited)	(Unaudited)	(Decrease)

Revenue	$296	$384	$(88)

Operating expenses	5,986	1,827	4,159

Net (loss)	$(5,690)	$(1,443)	$4,247

Net (loss) per share	$(.00)	$(.00)	$(.00)

Results for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009 (unaudited)

Revenues

We had revenue from operations in the amount of $296 for the three months ended March 31, 2010 as compared to revenues of $384 for the three months ended March 31, 2009.

Operating Expenses

Operating expenses increased by $4,159 to $5,986 for the three months ended March 31, 2010, as compared to $1,827 for the three months ended March 31, 2009.  The increase arose from increases in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $5,690 for the three months ended March 31, 2010 compared to a net loss of $1,443 for the three months ended March 31, 2009.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	March 31, 2010	March 31, 2009
Current assets	$9,469	$10,248
Current liabilities	27,325	12,363
Deficit	$(17,856)	$(2,115)

The changes in our working capital are primarily due to operating losses.

Changes in cash flows are summarized as follows:

Our net cash provided by operations was $74 for the three months ended March 31, 2010 as compared to $1,333 used by operations for the three months ended March 31, 2009. During the three months ended March 31, 2010, we experienced a net loss of $5,690. In addition, we had an increase in accounts receivable of $8. This was offset by an increase in accounts payable of $5,756 and decrease in inventory of $16. During the three months ended March 31, 2009, we experienced a net loss of $1,443. In addition, we had an increase in accounts receivable of $96. These were offset by an increase in accounts payable and accrued expenses of $187 and a decrease in inventory of $19.

There was no net cash used or provided from investing activities for the three months ended March 31, 2010 and 2009.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DON MARCOS TRADING CO.

DATED: May 14, 2010	By:	/s/ Earl T. Shannon
Earl T. Shannon
ITS: President (Principal Executive Officer)

	By:	/s/ Scott W. Bodenweber
ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)