Form 10-Q
period 2010-06-30
Don Marcos Trading CO
filed 2010-08-16
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, the number of shares of common stock outstanding was 48,300,000.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$827	$469
Accounts receivable	0	96
Inventory	8,820	8,838

TOTAL CURRENT ASSETS	$9,647	$9,403

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,489	$21,569
Note payable	25,000	0

TOTAL CURRENT LIABILITIES	$49,489	$21,569

STOCKHOLDERS' DEFICIT
Preferred stock, no stated value Authorized - 10,000,000 shares Issued and outstanding -0- shares	0	0
Common stock, no par value Authorized - 100,000,000 shares Issued and outstanding - 48,300,000 shares	243,454	243,454
Deficit accumulated during the development stage	(283,296)	(255,620)

TOTAL STOCKHOLDERS' DEFICIT	(39,842)	(12,166)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$9,647	$9,403

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)

	Three Month Period Ended
	June 30,
	2010	2009

REVENUES	$48	$192

OPERATING EXPENSES	22,034	11,676

NET (LOSS)	$(21,986)	$(11,484)

NET (LOSS) PER SHARE

Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	48,300,000	47,201,099

The accompanying notes are an integral part of these unaudited financial statements

		May 11, 1999
Six Month Period Ended		(Inception)
June 30,		To
2010	2009	June 30, 2010

$344	$576	$1,976

28,020	13,503	285,272

$(27,676)	$(12,927)	$(283,296)

$0.00	$0.00	$(0.01)

48,300,000	45,758,564	48,300,000

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2010

			May 11, 1999
			(Inception)
			To
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(27,676)	$(12,927)	$(283,296)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Common stock issued for services	0	0	3,635
Stock based compensation	0	0	45,474
Changes in operating assets and liabilities:
Accounts receivable	96	0	0
Inventory	18	27	(8,820)
Accounts payable and accrued expenses	2,920	(4,555)	24,489

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(24,642)	(17,455)	(218,518)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	25,000	0	25,000
Issuance of common stock for cash	0	15,000	192,000
Cash contributed by stockholder	0	0	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	15,000	219,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	358	(2,455)	827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	469	2,613	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$827	$158	$827

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2010

			May 11, 1999
			(Inception)
			To
	2010	2009	June 30, 2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$0	$0	$0

Taxes	$0	$0	$0

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$0	$0	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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
JUNE 30, 2010 AND 2009

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
JUNE 30, 2010 AND 2009

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

NOTE 3	INVENTORY

Inventory consists of the following at June 30, 2010 and December 31, 2009.

	2010	2009

Materials	$8,820	$8,838

NOTE 4	NOTE PAYABLE

On April 9, 2010, the Company obtained a $25,000 note payable from an officer of the Company.  The note accrues interest at 1%, is unsecured and is due on October 9, 2010.

NOTE 5	SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2010, the date which the financial statements were available for issue.  There are no subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Overview

We were incorporated on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® Coffee.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

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

There were no shares of common stock issued for services during the six months ended June 30, 2010 and 2009.

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

Stock Based Compensation

We adopted ASC 718 (formerly FASB 123 (R) and 95), Share-Based Payment, under the modified-prospective transitions method on January 1, 2006. ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value. Share-based compensation recognized under the modified-prospective transition method of ASC 718 includes share-based compensation based on the grant-date fair-value determined in accordance with the original provision of ASC 718, Accounting for Stock-Based Compensation, for all share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted after January 1, 2006. ASC 718 eliminates the ability to account for the award of these instruments under the intrinsic value method, and allowed under the original provisions of ASC 718. Prior to the adoption of ASC 718, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Stock-based compensation represents the cost related to stock-based awards granted to employees.  We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model.  The expense is recorded in operating expenses in the statements of operations.

Results of Operations

You should read the selected financial data set forth below along with our “Management’s Discussion and Analysis” and our financial statements and the related notes. We have derived the financial data from our financial statements. We believe the financial data shown in the table below includes all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

SELECTED FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$344	$576	$48	$192
Operating expenses	28,020	13,503	22,034	11,676
Net (loss)	$(27,676)	$(12,927)	$(21,986)	$(11,484)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues

We had revenue of $344 and $576 for the six months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Operating expenses increased by $14,517 to $28,020 for the six months ended June 30, 2010 as compared to $13,503 for the six months ended June 30, 2009. The increase arose from increases in legal fees and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $27,676 for the six months ended June 30, 2010 compared to a net loss of $12,927 for the six months ended June 30, 2009.

Results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues

We had revenue of $48 and $192 for the three months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Operating expenses increased by $10,358 to $22,034 for the three months ended June 30, 2010 as compared to $11,676 for the three months ended June 30, 2009. The increase arose from increases in legal fees and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $21,986 for the three months ended June 30, 2010 compared to a net loss of $11,484 for the three months ended June 30, 2009.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	June 30, 2010	June 30, 2009
Current assets	$9,647	$9,022
Current liabilities	49,489	7,621

Working Capital (Deficit)	$(39,842)	$1,401

The changes in our working capital are primarily due to operating losses.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $24,642 for the six months ended June 30, 2010 as compared to $17,455 used by operations for the six months ended June 30, 2009. During the six months ended June 30, 2010, we experienced a net loss of $27,676. This was offset by a decrease in accounts receivable of $96, an increase in accounts payable and accrued expenses of $2,920, and a decrease in inventory of $18. During the six months ended June 30, 2009, we experienced a net loss of $12,927. In addition, we had a decrease in accounts payable and accrued expenses of $4,555. These were offset by a decrease in inventory of $27.

There was no net cash used or provided from investing activities for the six months ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, we had $25,000 from financing activities, as a result of proceeds from a note payable.  For the six months ended June 30, 2009, we had $15,000 from financing activities as a result of the issuance of common stock for cash.

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

DON MARCOS TRADING CO.

DATED: August 13, 2010	By:	/s/ Earl T. Shannon
ITS: President
(Principal Executive Officer)

By:	/s/ Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)