Form 10-Q
period 2010-09-30
Don Marcos Trading CO
filed 2010-11-18
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 16, 2010, the number of shares of common stock outstanding was 48,300,000.

INDEX

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheet – September 30, 2010 and 2009	1

	Condensed Statement of Operations –
	For the three and nine months ended September 30, 2010 and 2009	2

	Condensed Statements of Cash Flows –
	For the three and nine months ended September 30, 2010 and 2009	3

	Condensed Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	(Removed and reserved)	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$293	$469
Accounts receivable	-	96
Inventory	8,820	8,838

TOTAL CURRENT ASSETS	$9,113	$9,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$31,984	$21,569

LONG-TERM LIABILITIES
Note payable, officer and stockholder	25,000	-

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value
Authorized - 10,000,000 shares
Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 48,300,000 shares	243,454	243,454
Deficit accumulated during the
development stage	(291,325)	(255,620)

TOTAL STOCKHOLDERS’ DEFICIT	(47,871)	(12,166)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$9,113	$9,403

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)

	Three Months Ended September 30,		Nine Month Ended September 30,		May 11, 1999 (Inception) To September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$288	$344	$864	$1,976

OPERATING EXPENSES	8,029	7,527	36,049	21,030	293,301

NET (LOSS)	$(8,029)	$(7,239)	$(35,705)	$(20,166)	$(291,325)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	48,300,000	48,158,696	48,300,000	46,567,399	48,300,000

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2010

	2010	2009	May 11, 1999 (Inception) To September 30, 2010

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(35,705)	$(20,166)	$(291,325)
Adjustments to reconcile net
(loss) to net cash (used)
by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable	96	(96)	-
Inventory	18	41	(8,820)
Accounts payable and accrued expenses	10,415	(1,585)	31,984

NET CASH (USED) BY
OPERATING ACTIVITIES	(25,176)	(21,806)	(219,052)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVIITES
Proceeds from note payable	25,000	-	25,000
Issuance of common stock for cash	-	20,000	192,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	25,000	20,000	219,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(176)	(1,806)	293

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	469	2,613	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$293	$807	$293

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2010

	2010	2009	May 11, 1999 (Inception) To September 30, 2010

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$-	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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

NOTE 3	INVENTORY

Inventory consists of the following at September 30, 2010 and December 31, 2009.

	2010	2009

Materials	$8,820	$8,838

NOTE 4	NOTE PAYABLE, OFFICER AND STOCKHOLDER

On April 9, 2010, the Company obtained a $25,000 note payable from an officer stockholder of the Company.  The note accrues interest at 1%, is unsecured and is due on October 9, 2010.  It was subsequently extended until October 9, 2011.

NOTE 5	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue.

On November 5, 2010, the Company obtained a $25,000 note payable from an officer stockholder of the Company. The note accrues interest at 1%, is unsecured and is due on October 9, 2011.

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

There were no shares of common stock issued for services during the nine months ended September 30, 2010 and 2009.

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

SELECTED FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$344	$864	$-	$288

Operating expenses	36,049	21,030	8,029	7,527

Net (loss)	$(35,705)	$(20,166)	$(8,029)	$(7,239)

Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues

We had revenue of $344 and $864 for the nine months ended September 30, 2010 and 2009, respectively.

Operating Expenses

Operating expenses increased by $15,019 to $36,049 for the nine months ended September 30, 2010 as compared to $21,030 for the nine months ended September 30, 2009.  The increase arose from increases in legal fees and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $35,705 for the nine months ended September 30, 2010 compared to a net loss of $20,166 for the nine months ended September 30, 2009.

Results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues

We did not have any revenue for the three months ended September 31, 2010, and had revenue of $288 for the three months ended September 30, 2009.

Operating Expenses

Operating expenses increased by $502 to $8,029 for the three months ended September 30, 2010 as compared to $7,527 for the three months ended September 30, 2009.  The increase arose from increases in legal fees and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $8,029 for the three months ended September 30, 2010 compared to a net loss of $7,239 for the three months ended September 30, 2009.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	September 30, 2010	September 30, 2009

Current assets	$9,113	$9,753
Current liabilities	31,984	10,591

Working Capital (Deficit)	$(22,871)	$(838)

The changes in our working capital are primarily due to operating losses.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $25,176 for the nine months ended September 30, 2010 as compared to $21,806 used by operations for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we experienced a net loss of $35,705.  This was offset by a decrease in accounts receivable of $96, an increase in accounts payable and accrued expenses of $10,415, and a decrease in inventory of $18.  During the nine months ended September 30, 2009, we experienced a net loss of $20,166.  In addition, we had an increase in accounts receivable of $96, and a decrease in accounts payable and accrued expenses of $1,585.  These were offset by a decrease in inventory of $41.

There was no net cash used or provided from investing activities for the nine months ended September 30, 2010 and 2009.

On April 9, 2010, Scott W. Bodenweber, our Chief Financial Officer and one of our directors, loaned us $25,000 at an interest rate of 1% per annum for six months.  On October 9, 2010, the maturity date of this note was extended to October 9, 2011.  On November 5, 2010, Mr. Bodenweber loaned us $25,000 at an interest rate of 1% per annum until October 9, 2011.

For the nine months ended September 30, 2010, we had $50,000 from financing activities, as a result of proceeds from notes payable.  For the nine months ended September 30, 2009, we had $15,000 from financing activities as a result of the issuance of common stock for cash.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title

10.1	Promissory Note with Scott W. Bodenweber, dated November 5, 2010

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 16, 2010	DON MARCOS TRADING CO.

/s/ Earl T. Shannon
BY: Earl T. Shannon ITS: President (Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)