Form 10-K
period 2010-12-31
Don Marcos Trading CO
filed 2011-03-31
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number: 000-52692

DON MARCOS TRADING CO.
(Exact name of registrant as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1535 Southeast 17th Street, Suite 107, Ft. Lauderdale, Florida  33316
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $1,620,000 (based on 16,200,000 shares at $0.10 per share).

The registrant had 48,300,000 shares of common stock outstanding as of March 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976); (ii) Annual Report on Form 10-KSB, filed on March 31, 2008; (iii) Current Report on Form 8-K, filed on April 30, 2008; (iv) Current Report on Form 8-K, filed on August 14, 2008; (v) Annual Report on Form 10-K, filed on April 14, 2009; (vi) Annual Report on Form 10-K, filed on April 14, 2010; and (vii) Quarterly Report on Form 10-Q, filed on November 18, 2010.

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

We have numerous competitors.  Some of our competitors are large companies selling a large variety of products, including products that compete with our coffee.  Competitors include Kraft General Foods, Inc., The Kroger Co., The Procter & Gamble Company, and Sara Lee Corporation.  Our noteworthy competitors for specialty coffee include:

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

Sources and Availability of Raw Material and Principal Suppliers

Don Marcos Coffee is grown, roasted, and packaged in Costa Rica by the Don Marcos Coffee Company, S.A., a Costa Rica company.  On January 23, 2003, we entered into a Distributorship Agreement with Don Marcos Coffee Company, S.A.  The material terms of our Distributorship Agreement with Don Marcos Coffee Company, S.A. are:

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

ITEM 3.	LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of March 31, 2011, there were 86 shareholders holding certificated securities.  We act as our own transfer agent.

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

Development Stage Enterprise

We are a development stage enterprise, as defined ASC 915, “Accounting and Reporting By Development Stage Enterprises.”

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740, “Accounting for Income Taxes.”  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Loss per Share

We adopted ASC 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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

There were no shares of common stock issued for services during the years ended December 31, 2010 and 2009.

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

Stock Based Compensation

We adopted ASC 718, Share Based Payment, under the modified-prospective transition method on January 1, 2006.  ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value.  Share-based compensation recognized under the modified-prospective transition method of ASC 718 includes share-based compensation based on the grant-date fair-value determined in accordance with the original provisions of ASC 718, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted after January 1, 2006.  ASC 718 eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by the Accounting Principles Board, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

	Year Ended	Year Ended
	December 31,	December 31,	Increase/
	2010 (Audited)	2009 (Audited)	(Decrease)

Revenue	$344	$1,152	$(808)
Operating expenses	34,984	32,646	$(2,338)
Net (loss)	(34,640)	(31,494)	$(3,146)
Net (loss) per share	$ (0.00)	$ (0.00)	$(0.00)

Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (audited)

Revenues

We had revenues from operations in the amount of $344 for the year ended December 31, 2010 as compared to revenues of $1,125 for the year ended December 31, 2009.

Operating Expenses

Operating expenses increased by $2,338 to $34,984 for the year ended December 31, 2010, as compared to $32,646 for the year ended December 31, 2009.  The increase arose from an increase in legal and accounting fees.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $34,640 for the year ended December 31, 2010 compared to a net loss of $31,494 for the year ended December 31, 2009.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31,	December 31,
	2010	2009

Current assets	$10,505	$9,403
Current liabilities	57,311	21,569
Deficit	$(46,806)	$(12,166)

Our net cash used by operations was $48,784 for the year ended December 31, 2010 as compared to $22,144 for the year ended December 31, 2009. During the year ended December 31, 2010, we experienced a net loss of $34,640. In addition, we had a decrease in accounts receivable of $96 and a decrease in inventory of $18. This was offset by a decrease in accounts payable and accrued expenses of $14,258. During the year ended December 31, 2009, we experienced a net loss of $31,494. In addition, we had an increase in accounts receivable of $96. These were offset by an increase in accounts payable and accrued expenses of $9,393 and a decrease in inventory of $53.

There was no net cash used or provided from investing activities for the years ended December 31, 2010 and 2009.

Our net cash provided from financing activities was $50,000 from proceeds from stockholder notes during the year ended December 31, 2010 and $20,000 during the year ended December 31, 2009, from the sale of common stock for cash.

Off-Balance Sheet Arrangements

None.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal-year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

ITEM 9B.	OTHER INFORMATION

We have nothing to report under this Item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Earl T. Shannon	43	Director, President
Steven W. Hudson	41	Director, Executive Vice President
Scott W. Bodenweber	39	Director, Chief Financial Officer
Peter Wright	59	Director, Secretary
Mark E. Tupper	64	Director

Earl T. Shannon, President, Director. Mr. Shannon has been our President and one of our Directors since our inception.  Mr. Shannon was an officer and director of Salty’s Warehouse, Inc. from its inception on July 16, 1998 through its sale on December 11, 2006.  From January 1997 and continuing through the present, Mr. Shannon has been the President of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida.

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

Mark E. Tupper, Director.  Mr. Tupper joined us on February 1, 2007.  Mr. Tupper has been the founder, Chief Executive Officer, and principal shareholder of Don Marcos Coffee Company, S.A. since its inception on March 27, 2000.  Mr. Tupper has been the founder, Chief Executive Officer, and principal shareholder of Tupper Centroamerica, S.A. since its inception on July 9, 1982.  Mr. Tupper graduated from the American School in Switzerland with studies in World & European History, the University of Aix-en-Provence in France in European Politics & French Literature, and the Lewisham Technical College of London, England in Mechanical Engineering.

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

We do not have any audit, nominating, compensation, or other committee of our Board of Directors.

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

Don Marcos Coffee is grown, roasted, and packaged in Costa Rica by the Don Marcos Coffee Company, S.A., a Costa Rica company owned and operated by Mark E. Tupper.  Mark E. Tupper is the uncle of Earl T. Shannon, our President and one of our directors.  We have an exclusive distributorship agreement with Don Marcos Coffee Company, S.A., the material terms of which are described in Part I, Item 1, Description of Business—Sources and Availability of Raw Materials and Principal Suppliers.

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

On April 9, 2010, Scott W. Bodenweber, our Chief Financial Officer and one of our directors, loaned us $25,000 at an interest rate of 1% per annum for six months.  On October 9, 2010, the maturity date of this note was extended to October 9, 2011.  On November 5, 2010, Mr. Bodenweber loaned us $25,000 at an interest rate of 1% per annum until October 9, 2011.  These transactions were approved by our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver & Martin, LLC (“Weaver”)

Weaver was our independent auditor and examined our financial statements for the years ended December 31, 2010 and December 31, 2009.  Weaver performed the services listed below and was paid the fees listed below for the years ended December 31, 2010 and December 31, 2009.

Audit Fees

Weaver was paid aggregate fees of approximately $8,800 and $8,750 for the years ended December 31, 2010 and December 31, 2009, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2010 and 2009.

Audit Related Fees

Weaver was not paid additional fees for the years ended December 31, 2010 and December 31, 2009 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Weaver was not paid fees for the years ended December 31, 2010 and December 31, 2009 or professional services rendered for tax compliance, tax advice, and tax planning during this fiscal year period.

All Other Fees

Weaver was not paid any other fees for professional services during the years ended December 31, 2010 and December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 19991
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 20031
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 20071
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 20071
3.5	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 20071
10.1	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 20071
10.2	Distributorship Agreement dated January 23, 20031
10.3	Stock Purchase Agreement with Earl T. Shannon, dated April 1, 20082
10.4	Stock Purchase Agreement with Steven W. Hudson, dated April 1, 20082
10.5	Stock Purchase Agreement with Scott W. Bodenweber, dated April 1, 20082
10.6	Stock Purchase Agreement with Earl T. Shannon, dated August 4, 20083
10.7	Stock Purchase Agreement with Steven W. Hudson, dated August 4, 20083
10.8	Stock Purchase Agreement with Scott W. Bodenweber, dated August 4, 20083
10.9	Stock Purchase Agreement with Earl T. Shannon, dated April 13, 20094
10.10	Stock Purchase Agreement with Steven W. Hudson, dated April 13, 20094
10.11	Stock Purchase Agreement with Scott W. Bodenweber, dated April 13, 20094
10.12	Stock Purchase Agreement with Mark E. Tupper, dated July 14, 20095
10.13	Promissory Note with Scott W. Bodenweber, dated April 9, 20105
10.14	Second Promissory Note with Scott W. Bodenweber, dated November 5, 20106
14	Code of Ethics7
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

1  Incorporated by reference from our Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976).
2  Incorporated by reference from our Current Report on Form 8-K, filed on April 30, 2008.
3  Incorporated by reference from our Current Report on Form 8-K, filed on August 14, 2008.
4  Incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2009.
5  Incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.
6  Incorporated by reference from our Annual Report on Form 10-Q, filed on November 18, 2010.
7  Incorporated by reference from our Annual Report on Form 10-KSB, filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DON MARCOS TRADING CO.

DATED: March 31, 2011	By:	/s/ Earl T. Shannon
Earl T. Shannon
Director, President
(Principal Executive Officer and Director)

DATED: March 31, 2011	By:	/s/ Scott W. Bodenweber
Scott W. Bodenweber
Director, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Director)

DATED: March 31, 2011	By:	/s/ Steven W. Hudson
Steven W. Hudson
Director, Executive Vice President
(Director)

To the Board of Directors and Stockholders
Don Marcos Trading Co.
Ft. Lauderdale, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Don Marcos Trading Co. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Don Marcos Trading Co.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Don Marcos Trading Co. as of December 31, 2010 and 2009, and the results of its operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 31, 2011

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$1,685	$469
Accounts receivable	-	96
Inventory	8,820	8,838

TOTAL CURRENT ASSETS	$10,505	$9,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,311	$21,569
Notes payable, stockholder	50,000	-

TOTAL CURRENT LIABILITIES	57,311	21,569

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value
Authorized - 10,000,000 shares
Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 48,300,000 shares at
December 31, 2010 and 2009	243,454	243,454
Deficit accumulated during the
development stage	(290,260)	(255,620)

TOTAL STOCKHOLDERS’ DEFICIT	(46,806)	(12,166)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$10,505	$9,403

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2010

	2010	2009	May 11, 1999 (Inception) To December 31, 2010

REVENUES	$344	$1,152	$1,976

OPERATING EXPENSES	34,984	32,646	292,236

NET (LOSS)	$(34,640)	$(31,494)	$(290,260)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	48,300,000	46,984,900

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2010

			Deficit
			Accumulated
			During The
	Common Stock		Development
	Shares	Amount	Stage	Total

BALANCE, DECEMBER 31, 2008	44,300,000	$223,454	$(224,126)	$(672)

Common stock issued for cash	4,000,000	20,000	-	20,000

Net (loss) for the year ended
December 31, 2009	-	-	(31,494)	(31,494)

BALANCE, DECEMBER 31, 2009	48,300,000	243,454	(255,620)	(12,166)

Net (loss) for the year ended
December 31, 2010	-	-	(34,640)	(34,640)

BALANCE, DECEMBER 31, 2010	48,300,000	$243,454	$(290,260)	$(46,806)

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2010

			May 11, 1999
			(Inception) To
	2010	2009	December 31, 2010

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(34,640)	$(31,494)	$(290,260)
Adjustments to reconcile net
(loss) to net cash (used)
by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable	96	(96)	-
Inventory	18	53	(8,820)
Accounts payable and accrued expenses	(14,258)	9,393	7,311

NET CASH (USED) IN
OPERATING ACTIVITIES	(48,784)	(22,144)	(242,660)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	50,000	-	50,000
Issuance of common stock for cash	-	20,000	192,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY
FINANCING ACTIVITIES	50,000	20,000	244,345

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,216	(2,144)	1,685

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	469	2,613	-

CASH AND CASH EQUIVALENTS,
END OF YEAR	$1,685	$469	$1,685

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO DECEMBER 31, 2010

			May 11, 1999
			(Inception) To
	2010	2009	December 31, 2010

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$-	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Net Loss Per Share

The Company adopted ASC 260, “Earnings Per Share,” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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
DECEMBER 31, 2010 AND 2009

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740, "Accounting for Income Taxes".  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In evaluating the Company’s tax provisions and accruals, future taxable income, the reversal of temporary differences, and tax planning strategies are considered. The Company believes their estimates are appropriate based on current facts and circumstances.

The Company adopted the new accounting for uncertainty in income tax guidance which clarifies the accounting and recognition for tax positions taken or expected to be taken in its income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.

Stock Based Compensation

Effective November 1, 2005, the Company adopted ASC 718, “Compensation-Stock Compensation.” Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of ASC 718 are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under ASC 718.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC 915, “Development Stage Entities.” The Company’s planned principal operations have not commenced, and accordingly, only nominal revenue has been derived during this period.

Recently Issued Accounting Pronouncements

In September 2006, the Company adopted ASC 250, “Changes and Error Corrections.” ASC 250 was issued to provide consistency to how companies quantify financial statement misstatements. ASC 250 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the  balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted ASC 250 in connection with the preparation of our annual financial statements for the years ended October 31, 2010 and 2009 and found no adjustments necessary.

In September 2006, the Company adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of ASC 820 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of ASC 820 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

In June 2006, the Company adopted ASC 740, “Accounting for Uncertainty in Income Taxes.” ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on November 1, 2007. We do not expect the adoption of ASC 740 to have a material impact on our balance sheet or statement of operations.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 AND 2009

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

NOTE 3	INVENTORY

Inventory consists of the following for the years ended December 31, 2010 and 2009:

	2010	2009

Materials	$8,820	$8,838

NOTE 4	NOTES PAYABLE, OFFICER AND STOCKHOLDERS

At December 31, 2010, the Company had two notes payable from an officer stockholder of the Company for the amount of $50,000. The notes accrue interest at 1%, are unsecured and are due on October 9, 2011.

NOTE 5	PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

NOTE 6	COMMON STOCK

On April 1, 2008, the Company sold 2,400,000 shares of its common stock, no par value, with an aggregate value of $12,000, to three officers of the company.

On August 4, 2008, the Company sold 4,800,000 shares of its common stock, no par value, for cash in the amount of $24,000 to three officers of the company.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 AND 2009

NOTE 6	COMMON STOCK (CONTINUED)

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

NOTE 7	STOCK OPTIONS

The directors of the Company approved the Don Marcos Trading Co., Inc. 2007 Incentive and Nonstatutory Stock Option Plan which permits the officers to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 5,000,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the officers of the Company. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant. The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company’s common stock, no par value, which may be restricted, or grants of options to purchase shares of common stock.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 AND 2009

NOTE 7	STOCK OPTIONS (CONTINUED)

During the years ended December 31, 2010 and 2009, there were no options issued.

A summary of the option and warranty activity for the year ended December 31, 2009 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2009	-	$-
Issuances	5,000,000	0.005
Cancelled, expired or new issuances	-	-
Options outstanding at December 31, 2009	5,000,000	$0.005

Information regarding stock options outstanding as of December 31, 2009 is as follows:

Price	$0.005
Weighted average exercise price	$0.005

Weighted average remaining contractual life	7 years, 1 month

A summary of the option and warranty activity for the year ended December 31, 2010 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2010	5,000,000	$0.005
Cancelled, expired or new issuances	-	-
Options outstanding at December 31, 2010	5,000,000	$0.005

Information regarding stock options outstanding as of December 31, 2010 is as follows:

Price	$0.005
Weighted average exercise price	$0.005

Weighted average remaining contractual life	6 years, 1 month

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 AND 2009

NOTE 8	INCOME TAXES

Provision (Benefit)

There was no income tax provision (benefit) for the years ended December 31, 2010 and 2009.

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows:

	2010	2009
Net operating loss carryforwards	$59,000	$48,000
Less valuation allowance	(59,000)	(48,000)
Net deferred tax assets	$-	$-

Summary of valuation allowance:

	2010	2009
Balance, beginning of year	$48,000	$39,000
Increase for the year	11,000	9,000
Balance, end of year	$59,000	$48,000

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

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2010 AND 2009

NOTE 8	INCOME TAXES (CONTINUED)

Net Operating Loss Carryforwards

Year of Loss	2010	2009	Expiration Date
December 31, 2007	$87,000	$87,000	December 31, 2027
December 31, 2008	43,000	43,000	December 31, 2028
December 31, 2009	31,000	31,000	December 31, 2029
December 31, 2010	35,000	-	December 31, 2030

	$196,000	$161,000

NOTE 9	SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.