Form 10-Q
period 2011-03-31
Don Marcos Trading CO
filed 2011-05-16
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 13, 2011, the number of shares of common stock outstanding was 48,300,000.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	Unaudited	Audited
	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$6,694	$1,685
Inventory	8,820	8,820

TOTAL CURRENT ASSETS	$15,514	$10,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,203	$7,311
Notes payable, officers and stockholders	60,000	50,000

TOTAL CURRENT LIABILITIES	69,203	57,311

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value Authorized - 10,000,000 shares Issued and outstanding -0- shares	-	-
Common stock, no par value Authorized - 100,000,000 shares Issued and outstanding - 48,300,000 shares at March 31, 2011 and December 31, 2010	243,454	243,454
Deficit accumulated during the development stage	(297,143)	(290,260)

TOTAL STOCKHOLDERS’ DEFICIT	(53,689)	(46,806)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$15,514	$10,505

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2011	2010	March 31, 2011

REVENUES	$0	$296	$1,976

OPERATING EXPENSES	6,883	5,986	299,119

NET (LOSS)	$(6,883)	$(5,690)	$(297,143)

NET (LOSS) PER SHARE

Basic and diluted	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	48,300,000	48,300,000

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2011	2010	March 31, 2011

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)	$(6,883)	$(5,690)	$(297,143)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable	-	(8)	-
Inventory	-	16	(8,820)
Accounts payable and accrued expenses	1,892	5,756	9,203

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(4,991)	74	(247,651)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholders	10,000	-	60,000
Issuance of common stock for cash	-	-	192,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	-	254,345

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,009	74	6,694

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,685	469	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,694	$543	$6,694

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2011	2010	March 31, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$-	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

Net Loss Per Share

The Company adopted ASC 260, that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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
MARCH 31, 2011 AND 2010

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
MARCH 31, 2011 AND 2010

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC 915. The Company’s planned principal operations have not commenced, and accordingly, only nominal revenue has been derived during this period.

NOTE 2
GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities since inception have been financially sustained by issuance of common stock and through stockholder contributions and loans. The Company may raise additional funding to continue its operations through contributions and loans from the current shareholders and stock issuance to other investors.

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

NOTE 3	INVENTORY Inventory consists of the following at March 31, 2011 and December 31, 2010.

	2011	2010

Materials	$8,820	$8,820

NOTE 4
NOTES PAYABLE, OFFICERS AND STOCKHOLDERS

At March 31, 2011, the Company had the following notes payable to the officers/stockholders of the Company:

Note dated April 9, 2010 for $25,000. The note accrues interest at 1%, is unsecured and is due on October 9, 2011.

ON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2011 AND 2010

NOTE4
NOTES PAYABLE, OFFICERS AND STOCKHOLDERS (CONTINUED)

Note dated November 5, 2010 for $25,000. The note accrues interest at 1%, is unsecured and is due on October 9, 2011.

Note dated March 28, 2011 for $10,000. The note accrues interest at 1%, is unsecured and is due on March 28, 2012.

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

Development Stage Enterprise

We are a development stage enterprise, as defined in ASC 915, “Development Stage Entities.”

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

There were no shares of common stock issued for services during the three months ended March 31, 2011 and 2010.

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

Stock Based Compensation

We adopted ASC 718, “Stock Based Compensation,” Share Based Payment, under the modified-prospective transition method on January 1, 2006. ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value. Share-based compensation recognized under the modified-prospective transition method of ASC  718 includes share-based compensation based on the grant-date fair-value determined in accordance with the original provisions of ASC 718, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted after January 1, 2006. ASC 718 eliminates the ability to account for the award of these instruments under the intrinsic value method, and allowed under the original provisions of ASC 718. Prior to the adoption of ASC 718, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010	Increase/
	(Unaudited)	(Unaudited)	(Decrease)

Revenue	$-	$296	$	(296)

Operating expenses	6,883	5,986		$897

Net (loss)	(6,883)	(5,690)	$	(1,193)

Net (loss) per share	$ (0.00)	$ (0.00)		$(0.00)

Results for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010 (unaudited)

Revenues

We had no revenue from operations for the three months ended March 31, 2011 as compared to revenues of $296 for the three months ended March 31, 2010.

Operating Expenses

Operating expenses increased by $897 to $6,883 for the three months ended March 31, 2011, as compared to $5,986 for the three months ended March 31, 2010. The increase arose from increases in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $6,883 for the three months ended March 31, 2011 compared to a net loss of $5,690 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	March 31,	March 31,
	2011	2010

Current assets	$15,514	$9,469
Current liabilities	69,203	27,325
Deficit	$ (53,689)	$ (17,856)

The changes in our working capital are primarily due to operating losses.

Changes in cash flows are summarized as follows:

Our net cash (used) by operations was $4,991 for the three months ended March 31, 2011 as compared to $74 provided by operations for the three months ended March 31, 2010. During the three months ended March 31, 2011, we experienced a net loss of $6,883. In addition, we had an increase in accounts payable of $1,892. During the three months ended March 31, 2010, we experienced a net loss of $5,690. In addition, we had an increase in accounts receivable of $8. These were offset by an increase in accounts payable and accrued expenses of $5,756 and a decrease in inventory of $16.

There was no net cash used or provided from investing activities for the three months ended March 31, 2011 and 2010.

Cash was provided by financing activities for the three months ended March 31, 2011 by a stockholder loan in the amount of $10,000. There was no cash used or provided by financing activities for the three months ended March 31, 2010.

On March 28, 2011, Steven Hudson, our Vice President and one of our directors, loaned us $10,000 at an interest rate of 1% per annum for one year.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title

10.1	Promissory Note with Steven W. Hudson, dated March 28, 2011
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DON MARCOS TRADING CO.

DATED: May 13, 2011	/s/ Earl T. Shannon
BY: Earl T. Shannon ITS: President (Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)