Form 10-Q
period 2011-06-30
Don Marcos Trading CO
filed 2011-08-15
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐

As of August 12, 2011, the number of shares of common stock outstanding was 48,300,000.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$20,241	$1,685
Inventory	8,820	8,820

TOTAL CURRENT ASSETS	$29,061	$10,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,671	$7,311
Notes payable, officers and stockholders	85,000	50,000

TOTAL CURRENT LIABILITIES	90,671	57,311

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value Authorized - 10,000,000 shares Issued and outstanding -0- shares	-	-
Common stock, no par value Authorized - 100,000,000 shares Issued and outstanding - 48,300,000 shares	243,454	243,454
Deficit accumulated during the development stage	(305,064)	(290,260)

TOTAL STOCKHOLDERS’ DEFICIT	(61,610)	(46,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,061	$10,505

The accompanying notes are an integral part of these financial statements.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended		May 11, 1999 (Inception)
	June 30,		June 30,		To
	2011	2010	2011	2010	June 30, 2011

REVENUES	$-	$48	$-	$344	$1,976

OPERATING EXPENSES	7,921	22,034	14,804	28,020	307,040

NET (LOSS)	$(7,921)	$(21,986)	$(14,804)	$(27,676)	$(305,064)

NET (LOSS) PER SHARE

Basic and diluted	$0.00	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	48,300,000	48,300,000	48,300,000	48,300,000	48,300,000

The accompanying notes are an integral part of these unaudited financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)

			May 11, 1999
			(Inception)
			To
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(14,804)	$(27,676)	$(305,064)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Common stock issued for services	-	-	3,635
Stock based compensation	-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable	-	96	-
Inventory	-	18	(8,820)
Accounts payable and accrued expenses	(1,640)	2,920	5,671

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(16,444)	(24,642)	(259,104)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVIITES
Proceeds from notes payable	35,000	25,000	85,000
Issuance of common stock for cash	-	-	192,000
Cash contributed by stockholder	-	-	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	25,000	279,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,556	358	20,241

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,685	469	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,241	$827	$20,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$-	$-	$-

Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation	$-	$-	$45,474

The accompanying notes are an integral part of these financial statements

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Net Loss Per Share

The Company adopted ASC 260, which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260 any anti-dilutive effects on net income (loss) per share are excluded.

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
JUNE 30, 2011 AND 2010

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

Stock Based Compensation

Effective November 1, 2005, the Company adopted ASC 718, “Compensation-Stock Compensation. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of ASC 718 are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under ASC 718.

Development Stage Enterprise

The Company is a development state enterprise, as defined in ASC 915.  The Company’s planned principal operations have not commenced, and accordingly, only nominal revenue has been derived during this period.

ON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010

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

Inventory consists of the following at June 30, 2011 and December 31, 2010.

	2011	2010

Materials	$8,820	$8,820

NOTE 4             NOTES PAYABLE, OFFICERS AND STOCKHOLDERS

At June 30, 2011, the Company had the following notes payable to the officers/stockholders of the Company:

Note dated April 9, 2010 for $25,000. The note accrues interest at 1%, is unsecured and is due on October 9, 2011.

Note dated November 5, 2010 for $25,000. The note accrues interest at 1%, is unsecured and is due on October 9, 2011.

Note dated March 28, 2011 for $10,000. The note accrues interest at 1%, is unsecured and is due on March 28, 2012.

Note dated June 24, 2011 for $25,000. The note does not accrue interest, is unsecured and is due on demand.

DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010

NOTE 5	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue. The following subsequent events were found:

On August 8, 2011, the Company paid off the officer/stockholder loans dated April 9, 2010, November 5, 2010, and March 28, 2011, including all interest accrued on those loans.

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

There were no shares of common stock issued for services during the six months ended June 30, 2011 and 2010.

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

Stock Based Compensation

We adopted ASC 718, “Stock Based Compensation”, Share Based Payment, under the modified-prospective transition method on January 1, 2006. ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair-value. Share-based compensation recognized under the modified-prospective transition method of ASC  718 includes share-based compensation based on the grant-date fair-value determined in accordance with the original provisions of ASC 718, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted after January 1, 2006. ASC 718 eliminates the ability to account for the award of these instruments under the intrinsic value method, and allowed under the original provisions of ASC 718. Prior to the adoption of ASC 718, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$344	$-	$48
Operating expenses	14,804	28,020	7,921	22,034
Net (loss)	$(14,804)	$(27,676)	$(7,921)	$(21,986)
Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010 (unaudited)

Revenues

We had no revenue from operations for the six months ended June 30, 2011 as compared to revenues of $344 for the six months ended June 30, 2010.

Operating Expenses

Operating expenses decreased by $13,216 to $14,804 for the six months ended June 30, 2011, as compared to $28,020 for the six months ended June 30, 2010. The decrease arose from decreases in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $14,804 for the six months ended June 30, 2011 compared to a net loss of $27,676 for the six months ended June 30, 2010.

Results for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010 (unaudited)

Revenues

We had no revenue from operations for the three months ended June 30, 2011 as compared to revenues of $48 for the three months ended June 30, 2010.

Operating Expenses

Operating expenses decreased by $14,113 to $7,921 for the three months ended June 30, 2011, as compared to $22,034 for the three months ended June 30, 2010. The decrease arose from decreases in legal and accounting fees required for our SEC filings.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $7,921 for the three months ended June 30, 2011 compared to a net loss of $21,986 for the three months ended June 30, 2010.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	June 30,	June 30,
	2011	2010

Current assets	$29,061	$9,647
Current liabilities	90,671	49,489
Deficit	$(61,610)	$(39,842)

The changes in our working capital are primarily due to operating losses.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $16,444 for the six months ended June 30, 2011 as compared to $24,642 used by operations for the six months ended June 30, 2010. During the six months ended June 30, 2011, we experienced a net loss of $14,804. In addition, we had a decrease in accounts payable of $1,640. During the six months ended June 30, 2010, we experienced a net loss of $27,676, which was offset by a decrease in accounts receivable of $96, a decrease in inventory of $18, and an increase in accounts payable and accrued expenses of $2,920.

There was no net cash used or provided from investing activities for the six months ended June 30, 2011 and 2010.

Cash was provided by financing activities for the six months ended June 30, 2011 and 2010 by  stockholder loans in the amount of $35,000 and $25,000, respectively.

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

DON MARCOS TRADING CO.

DATED: August 15, 2011	/s/ Earl T. Shannon
BY: Earl T. Shannon
ITS: President
(Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)