Form 10-Q/A
period 2011-06-30
Saga Energy, Inc.
filed 2011-09-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

SAGA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1509 East Chapman Ave., Orange, CA  92866
(Address of principal executive offices)

(714) 639-1155
(Registrant’s telephone number)

DON MARCOS TRADING CO.
1535 Southeast 17th Street, Suite 107, Ft. Lauderdale, FL  33316
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

As of September 14, 2011, the number of shares of common stock outstanding was 48,300,000.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Don Marcos Trading Co. (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was filed with the Securities and Exchange Commission on August 15, 2011. The Amendment is being filed solely to furnish Exhibit 101 to the Original Filing in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the financial statements and related notes from the Original Filing formatted in XBRL.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) subsequent to the filing of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

ITEM 6.                      EXHIBITS

No.                      Title

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: September 14, 2011	SAGA ENERGY, INC.

/s/ Ilyas Chaudhary
BY: Ilyas Chaudhary
ITS: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dading Soetarso
BY: Dading Soetarso
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)