Form 10-Q
period 2011-09-30
Saga Energy, Inc.
filed 2011-11-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

SAGA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0921319
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1509 East Chapman Avenue, Orange, CA  92866
(Address of principal executive offices)

(714) 532-1500
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

As of November 9, 2011, the number of shares of common stock outstanding was 48,925,000.

INDEX

Page
Number

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$397	$1,685
Inventory	-	8,820

TOTAL CURRENT ASSETS	$397	$10,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,522	$7,311
Notes payable, related	97,000	50,000

TOTAL CURRENT LIABILITIES	134,522	57,311

STOCKHOLDERS’ DEFICIT
Preferred stock, no stated value
Authorized - 10,000,000 shares Issued and outstanding -0- shares	-	-
Common stock, no par value
Authorized - 100,000,000 shares Issued and outstanding - 48,300,000 shares	243,454	243,454
Deficit accumulated during the development stage	(377,579)	(290,260)

TOTAL STOCKHOLDERS’ DEFICIT	(134,125)	(46,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$397	$10,505

The accompanying notes are an integral part of these unaudited financial statements.

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

	Three Month Periods Ended
	September 30,
	2011	2010
REVENUES	$-		$-

OPERATING EXPENSES	9,549		-

NET (LOSS) FROM CONTINUING OPERATIONS	(9,549)		-

NET (LOSS) FROM DISCONTINUED OPERATIONS	(62,966)		(8,029)

NET (LOSS)	$(72,515)		$(8,029)

NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(.00)	$	N/A

NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	$(.00)	$	( .00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	48,300,000		48,300,000

The accompanying notes are an integral part of these unaudited financial statements.

		May 11, 1999
Nine Month Periods Ended		(Inception)
September 30,		To
2011	2010	September 30, 2011
$-	$-	$-

9,549	-	9,549

(9,549)	-	(9,549)

(77,770)	(35,705)	(368,030)

$(87,319)	$(35,705)	$(377,579)

$(.00)	$(.00)	$(.00)

(.00)	$(.00)	$(.01)

48,300,000	48,300,000	48,300,000

The accompanying notes are an integral part of these unaudited financial statements.

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

				May 11, 1999
				(Inception)
				To
	2011		2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$	(9,549)	$-	$ (9,549)
Net (loss) from discontinued operations		(77,770)	(35,705)	(368,030)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Common stock issued for services		-	-	3,635
Stock based compensation		-	-	45,474
Changes in operating assets and liabilities:
Accounts receivable		-	96	-
Inventory		8,820	18	-
Accounts payable and accrued expenses		30,211	10,415	37,522

NET CASH (USED) BY OPERATING ACTIVITIES		(48,288)	(25,176)	(290,948)

CASH FLOWS FROM INVESTING ACTIVITIES		-	-	-

CASH FLOWS FROM FINANCING ACTIVIITES
Proceeds from notes payable		97,000	25,000	182,000
Repayment of notes payable		(50,000)	-	(85,000)
Issuance of common stock for cash		-	-	192,000
Cash contributed by stockholder		-	-	2,345

NET CASH PROVIDED BY FINANCING ACTIVITIES		47,000	25,000	291,345

The accompanying notes are an integral part of these unaudited financial statements.

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM MAY 11, 1999 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

					May 11, 1999
					(Inception)
					To
	2011		2010		September 30, 2011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$	(1,288)	$	(176)	$397

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,685		469	-

CASH AND CASH EQUIVALENTS, END OF PERIOD		$397		$293	$397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest		$559		$-	$559

Taxes		$-		$-	$-

NON-CASH INVESTING ACTIVITIES

Stock-based compensation		$-		$-	$45,474

The accompanying notes are an integral part of these unaudited financial statements.

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  Accordingly, your attention is directed to the footnote disclosures found in the December 31, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company

Saga Energy, Inc. (“the Company”) is a development stage enterprise incorporated on May 11, 1999 in the state of Florida. On August 15, 2011, control of the Company changed due to the majority stockholders selling their stock to a new group of stockholders. After the sale, the Company’s operations are now concentrating on conducting activities in the energy industry.

After the sale, the Company changed its name to Saga Energy, Inc. from Don Marcos Trading Co.

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

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

The Company adopted ASC 260, “Earnings Per Share,” which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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

Reclassifications

Certain 2010 amounts have been reclassified to conform to 2011 presentations.

NOTE 2	OPERATING LEASE, RELATED PARTY

The Company leases its office from an officer/stockholder of the Company.

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2011 AND 2010

NOTE 3	NOTES PAYABLE, RELATED

At September 30, 2011, the Company had the following notes payable to the officers/stockholders of the Company:

Note dated June 24, 2011 for $25,000. The note accrues interest at 7%, is unsecured and is due on June 24, 2012.

Two notes dated August 5, 2011 with an aggregate total of $61,500. The notes accrue interest at 7%, are unsecured and are due on August 5, 2012.

Note dated August 16, 2011 for $10,000. The note accrues interest at 7%, is unsecured and is due on August 16, 2012.

Note dated September 14, 2011 for $500.  The note accrues interest at 7%, is unsecured and is due on demand.

NOTE 4	STOCK OPTIONS

The Company cancelled its previously issued stock options as of September 30, 2011.

NOTE 5	CHANGE OF OWNERSHIP AND DISCONTINUED OPERATIONS

On August 15, 2011, the majority stockholders entered into a Stock Purchase Agreement in which the stockholders sold 32,075,000 shares of common stock to a new group of stockholders.

The following amounts have been segregated from continuing operations and reported as discontinued operations as of September 30, 2011 and 2010:

	2011		2010
Operating expenses		$77,770		$35,705
Net (loss) from discontinued operations	$	(77,770)	$	(35,705)

NOTE 6	GOING CONCERN

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

SAGA ENERGY, INC.
FORMERLY KNOWN AS DON MARCOS TRADING CO.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2011 AND 2010

NOTE 6	GOING CONCERN (CONTINUED)

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

NOTE 7	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue.  The following subsequent events occurred:

During October and November, 2011, Blue Sky Energy & Power, Inc., the Company’s major stockholder, loaned the Company a total of $201,126.49 pursuant to four unsecured promissory notes, each accruing interest at 7%, with maturity dates one year from their date of issuance excepting one loan of $22,126.49 which is due upon demand.

On October 10, 2011, the Company entered into a Non-Exclusive Financial Advisory and Investment Banking Services Agreement (the “FA Agreement”) with Mundial Financial Group, LLC, a California limited liability company (“Mundial”), under which the Company issued a non-refundable fee of 25,000 shares of its common stock to Mundial as partial consideration for Mundial’s financial consulting services.  Under the terms of the FA Agreement, as amended by the Company and Mundial on October 27, 2011, the Company agrees to pay Mundial (i) a 10% commission on the total equity gross amount funded to the Company by investors introduced by Mundial under the FA Agreement; (ii) a 2% commission of the total equity gross amount funded to the Company by its officers or directors; and (iii) a 4% commission of the total equity gross amount funded to the Company by investors introduced by the Company, its officers or directors, upon the consummation of any transaction contemplated under the FA Agreement.

On November 8, 2011, the Company entered into a Stock Purchase Agreement with its major stockholder, Blue Sky Energy & Power, Inc. (“Blue Sky Energy”), pursuant to which the Company sold 600,000 shares of its common stock, no par value, to Blue Sky Energy for a purchase price of $300,000 ($0.50/share).  The purchase price was paid by the conversion of promissory notes owed by the Company to Blue Sky Energy.

On November 8, 2011, the Company entered into and closed on a Bill of Sale for the purchase of a Cardwell A150 Pulling Unit (Year: 1985, Model: DC9364B) located in Creek County, Oklahoma (the “Workover Rig”) for the purchase price of $50,000 from Ricardo Hsu, an individual residing in California.  The Company plans to refurbish the Workover Rig and offer to lease it to oil field operators in Oklahoma.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We were incorporated on May 11, 1999 in the state of Florida.  On August 15, 1011, the control of the company changed due to the majority stockholders selling their stock to a new group of stockholders.  After the sale, our operations are now concentrating on conducting activities in the energy industry.

After the sale, we changed our name to Saga Energy, Inc. from Don Marcos Trading Co.

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

There were no shares of common stock issued for services during the nine months ended September 30, 2011 and 2010.

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

Stock Options

Our previously issued stock options were cancelled as of September 30, 2011.

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

Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	Increase/
	(Unaudited)	(Unaudited)	(Decrease)
Revenue	$-	$-		$-
Operating expenses	9,549	-		9,549
Net (loss) from continuing operations	(9,549)	-		(9,549)
Net (loss) from discontinued operations	(77,770)	(35,705)		(42,065)
Net (loss)	$ (87,319)	$ (35,705)	$	(51,614)
Net (loss) per share	$ (0.00)	$ (0.00)	$	(0.00)

Revenues

We had no revenue from operations for the nine months ended September 30, 2011 or 2010.

Operating Expenses

We had operating expenses of $9,549 for the nine months ended September 30, 2011 mainly due to professional fees and rent.  We did not have any operating expenses for the nine months ended September 30, 2010 since all activities have been reclassified as discontinued operations for that period.

Net Loss from Continuing Operations

Primarily as a result of our operating expenses, we had a net loss from continuing operations of $9,549 for the nine months ended September 30, 2011.  All activities for the nine months ended September 30, 2010 have been reclassified as discontinued operations.

Net Loss from Discontinued Operations

We had net losses from discontinued operations of $77,770 and $35,705 for the nine months ended September 30, 2011 and 2010, respectively.  This is due to our change in operations from distributing coffee to conducting activities in the energy industry.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

On October 10, 2011, we entered into a Non-Exclusive Financial Advisory and Investment Banking Services Agreement (the “FA Agreement”) with Mundial Financial Group, LLC, a California limited liability company (“Mundial”), under which we issued a non-refundable fee of 25,000 shares of our common stock to Mundial as partial consideration for Mundial’s financial consulting services.  Under the terms of the FA Agreement, as amended by us and Mundial on October 27, 2011, we agree to pay Mundial (i) a 10% commission on the total equity gross amount funded to us by investors introduced by Mundial under the FA Agreement; (ii) a 2% commission of the total equity gross amount funded to us by our officers or directors; and (iii) a 4% commission of the total equity gross amount funded to us by investors introduced by us, our officers or our directors, upon the consummation of any transaction contemplated under the FA Agreement.

On November 8, 2011, we entered into a Stock Purchase Agreement with our major stockholder, Blue Sky Energy & Power, Inc., a Delaware corporation (“Blue Sky Energy”), pursuant to which we sold 600,000 shares (the “Shares”) of our common stock, no par value, to Blue Sky Energy for a purchase price of $300,000 ($0.50/share).  The purchase price was paid by the conversion of promissory notes owed to us from Blue Sky Energy.

On November 8, 2011, we entered into and closed on a Bill of Sale for the purchase of a Cardwell A150 Pulling Unit (Year: 1985, Model: DC9364B) located in Creek County, Oklahoma (the “Workover Rig”) for the purchase price of $50,000 from Ricardo Hsu, an individual residing in California.  We plan to refurbish the Workover Rig and offer to lease it to oil field operators in Oklahoma.

Working capital is summarized and compared as follows:

	September 30,	September 30,
	2011	2010

Current assets	$397	$9,403
Current liabilities	134,522	21,569
Deficit	$ (134,125)	$ (12,166)

The changes in our working capital are primarily due to operating losses.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $48,288 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we experienced a net loss from continuing operations of $9,549, and a net loss from discontinued operations of $77,770.  These were offset by a decrease in inventory of $8,820 and an increase in accounts payable and accrued expenses of $30,211.

Our net cash used by operations for the nine months ended September 30, 2010 was $25,176.  During the nine months ended September 30, 2010, we experienced a net loss from discontinued operations of $35,705.  This was offset by a decrease in accounts receivable of $96, a decrease in inventory of $18, and an increase in accounts payable and accrued expenses of $10,415.

There was no net cash used or provided from investing activities for the nine months ended September 30, 2011 and 2010.

Cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $47,000 and $25,000, respectively.  We had proceeds from notes payable of $97,000 for the nine months ended September 30, 2011, which were offset by the repayment of notes payable of $50,000.  We had proceeds from notes payable of $25,000 for the nine months ended September 30, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title

10.1	Promissory Notes with Blue Sky Energy and Power, Inc. and affiliates from June 24, 2011 through November 2, 2011
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 11, 2011	SAGA ENERGY, INC.

/s/ Ilyas Chaudhary
BY: Ilyas Chaudhary
ITS: President and Chief Executive Officer (Principal Executive Officer)

/s/ Dading Soetarso
BY: Dading Soetarso ITS: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)