Form 10-K
period 2011-12-31
Saga Energy, Inc.
filed 2012-03-30
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

Commission file number: 000-52692

SAGA ENERGY, INC.
(Exact name of registrant as specified in its chapter)
Florida	65-0921319
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
1509 East Chapman Ave, Orange, CA	92866
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 532-1500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company.  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,600,500 (based on 16,005,000 shares at $0.10 per share).

The registrant had 49,100,000 shares of common stock outstanding as of March 30, 2012.
RDGPreambleEnd

PART I

ITEM 1.                     BUSINESS.

Business Development

We were incorporated as Don Marcos Trading Co. on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® coffee.

As of August 15, 2011, however, we experienced a change in control in which Earl T. Shannon, Steven W. Hudson, Scott W. Bodenweber, Peter Wright, and Mark E. Tupper, our former management and directors, collective owners of an aggregate of 32,100,000 shares of our common stock, sold in a private transaction 32,075,000 of the shares held by them to a group of six purchasers for a total sales price of $286,000.  In connection with this sale, the former management and directors agreed to have their 5,000,000 options issued on February 1, 2007, constituting all outstanding options to purchase our shares, cancelled.  Also in connection with this sale, we transferred intellectual property and other assets relating to our old business and ceased operations as an importer and distributor of Don Marcos® coffee.

As agreed between the stockholder groups, Ilyas Chaudhary, George Djuhari, and Boedi Tjahjono replaced the former directors on our Board of Directors.  Earl T. Shannon resigned as President, and Ilyas Chaudhary was appointed as President and CEO.  Steven W. Hudson resigned as Executive Vice President.  Scott W. Bodenweber resigned as our Chief Financial Officer and Dading Soetarso was appointed as our Chief Financial Officer.  Peter Wright resigned as our Secretary and Aamna Virk was appointed as our Secretary.  As reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission, Aamna Virk resigned as our Secretary and Carla Petty was appointed as our Secretary as of February 10, 2012.

On August 15, 2011, and effective February 20, 2012, the consent of a majority of the voting shares authorized an amendment to our Articles of Incorporation to effect a name change from Don Marcos Trading Company to Saga Energy, Inc. to more accurately reflect our business after the change in control transaction.  The consent of a majority of the voting shares was also given to change our trading symbol on the Over-the-Counter Quotation Bureau (OTC QB) from DNMO to SAGA to accurately reflect our name.

Business of Registrant

Under our new management and Board of Directors, we now focus our activities on conducting activities in the energy industry, including refurbishing and leasing the Workover Rig (as defined below) and expanding into the upstream sector of the oil industry in the United States.

Service Rig Leasing

On December 22, 2011, we formed a wholly-owned subsidiary, Saga Services & Equipment, Inc., a Texas corporation (“SSEI”), to own the Workover Rig and conduct all of our service rig leasing operations.

On November 9, 2011, we acquired a Cardwell A150 Pulling Unit (Year: 1985, Model: DC9364B) (the “Workover Rig”), and completed refurbishing the Workover Rig on March 19, 2012.

As of December 31, 2011, we generated $9,000 in revenue by leasing the Workover Rig to Jovian Petroleum Corporation (“JPC”), a Delaware corporation that offers turn-key operational services for oil and gas properties such as royalty calculations, oil tax, field operations, marketing, remediation work, compliance, well workovers and secondary/enhanced recovery methods.  (See “Management and Compensation—Certain Relationships and Related Transactions.”)  As previously disclosed, we retained JPC to refurbish the Workover Rig, and JPC’s use of the Workover Rig occurred prior to the complete refurbishment of the Workover Rig.

As JPC’s management and directors have experience operating oil and gas properties in California, Oklahoma and Texas, and as JPC provides a wide array of operational consulting services to oil companies, directly and through third party specialists, on December 1, 2011, we also retained JPC to provide accounting, corporate and operational support for SSEI as set forth in more detail under Item 9B below.  We intend to lease the Workover Rig to the highest bidder for daily rental, which we have determined to currently be $1,800 per day without a crew, and $2,400 per day if we also provide a crew to operate the rig.

Our oral agreement with JPC contemplates JPC providing one foreman for operating the Workover Rig.  Otherwise, we currently have no crew to operate the Workover Rig.  We anticipate that leasing of the Workover Rig will be concentrated in the Creek County, Oklahoma region.  JPC has provided SSEI with a list of local vendors and operators which SSEI will utilize to market the Workover Rig.  We also intend to market the Workover Rig in the Panhandle area of Oklahoma and in the Eagle Ford area of Texas.

On December 23, 2011, we orally agreed with JPC for JPC to use the Workover Rig for seven days once the Workover Rig is completely refurbished at a rate of $1,800 per day, not counting the five days as of December 31, 2011 that  JPC used the Workover Rig prior to complete refurbishment.   JPC’s right to use the Workover Rig is contingent upon us not receiving a higher bid from a third party for the use of the Workover Rig during the time period in which JPC intends to use the Workover Rig.  JPC is also expected to bid to lease the Workover Rig for approximately $1,800 per day without a crew, for a minimum 30 calendar day rental.

Expansion into Upstream Activities

We do not currently own any upstream (e.g., oil and gas property acquisition, exploration and production) businesses.  Our proposed acquisition of an 80% undivided interest in petroleum resources in Indonesia under an Asset Purchase Agreement with Blue Sky Langsa (as defined below), dated as of September 21, 2011, was terminated.  We are currently exploring other options toward expanding our business upstream as (i) the operator of oil and gas producing properties we acquire; and (ii) a participant in exploration wells operated by other companies.  All of our upstream activities are currently planned to be based in the United States.  As of the date of this Annual Report on Form 10-K, we have not specifically identified any properties for acquisition or any exploration wells in which to participate.  We intend for any expansion into any upstream activity to be contingent upon (i) our management finding suitable opportunities; and (ii) being able to finance any potential opportunities.

Property Development and Production

Assuming we are able to obtain sufficient funds, we may acquire properties where there are existing quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation (“Proved Reserves”).  We intend to be the operator for any such properties acquired.

Participation in Exploration Wells

Assuming we are able to obtain sufficient funds, we plan to purchase participating interests in exploration wells, also known as “wildcat wells.”  We do not intend to be the operator for any exploration wells, but will invest only in exploration wells operated by a known and credible operator as determined in our sole discretion.

Competition

We expect to face significant competition from other companies leasing rigs and, should we expand our business upstream, from other companies engaging in upstream activities, including major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs.  Many of our competitors have been in these businesses longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have, allowing them to more easily adapt to changes in federal, state and local laws and regulations, pay more for oil and gas property acquisitions and exploratory participations, and implement new technologies.  Our success is dependent on our management’s ability to lease the Workover Rig and to evaluate and select suitable acquisition and participation targets and to consummate such transactions in this highly competitive environment.

Employees
We currently have no employees. We reimburse a related party for accounting services provided for us by an employee of such related party.

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

ITEM 2.                     PROPERTIES

Our office encompasses 800 square feet located in Orange, California in a building owned by Ilyas Chaudhary, our President and CEO.  Our management believes these premises are in good condition.  Mr. Chaudhary allows us to use this space free of charge on a month to month basis and has informed us that he intends to allow us to continue using the space free of charge until June 30, 2012.  At that time, or any time prior should we be evicted from the space, we would need to relocate to new facilities and may lack the funds to do so.

As part of our oral agreement with JPC, the Workover Rig is stored on JPC properties in Slick, Oklahoma.  If we terminate our oral agreement with JPC, we would need to obtain new facilities to store the Workover Rig.

ITEM 3.                     LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is currently quoted on the OTC QB under the symbol “SAGA.”  However, there is no active trading in our stock.  Our common stock was first eligible for quotation on the Over-the-Counter Bulletin Board on March 5, 2008 under the symbol “DNMO.”  We changed our symbol from DNMO to SAGA on September 22, 2011.  The last sale price of our common stock was $0.10 per share on March 28, 2008, without retail mark-up, mark-down or commissions.  The above quotations are inter-dealer quotations from market makers of our common stock.  At certain times the actual closing or opening quotations may not represent actual trades that took place.

Holders

As of March 30, 2012, there were approximately 19 shareholders holding certificated securities.  We have engaged Vstock Transfer, LLC as our stock transfer agent, which is located at 77 Spruce Street, Suite 20, Cedarhurst, NY 11598.  Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Dividends

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 10, 2011, we entered into a Non-Exclusive Financial Advisory and Investment Banking Services Agreement (the “FA Agreement”) with Mundial Financial Group, LLC, a California limited liability company (“Mundial”), under which we issued 25,000 shares of stock to Mundial and agreed to pay Mundial commissions on total equity gross amounts funded to us.  This agreement was cancelled by mutual agreement of us and Mundial as of February 13, 2012, and the shares issued thereunder were cancelled.

On November 8, 2011, we entered into a Stock Purchase Agreement with our major stockholder, Blue Sky Energy & Power, Inc., a Delaware corporation (“Blue Sky Energy”), pursuant to which we sold 600,000 shares of our common stock to Blue Sky Energy for a purchase price of $300,000 ($0.50/share).  The purchase price was paid by the conversion of promissory notes owed by us to Blue Sky Energy.

On December 20, 2011, we issued 50,000 shares of common stock to each of our directors, and 50,000 shares of common stock to an employee of one of our affiliates who provided accounting services to us, each for services provided.  Each grant of 50,000 shares was valued at $379.50 under Accounting Standards Codification (“ASC”) 718.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2011.

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

	-0-	$-0-	5,000,000

ITEM 6.	SELECTED FINANCIAL DATA

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

Principles of Consolidation

For the year ended December 31, 2011, we were consolidated with our wholly-owned subsidiary, SSEI.  All inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

Our only revenue from continuing operations for the years ended December 31, 2011 and 2010 came from SSEI’s leasing of the Workover Rig.

Change From Development Stage Enterprise

On December 26, 2011, we began operations, through SSEI by leasing our oil field service rig, which changed our status from being a development stage enterprise to an operating company.  For the year ended December 31, 2011, we had $9,000 in revenues from these operations.

Common Stock

On November 8, 2011, we converted $300,000 of notes payable to a related entity to 600,000 shares of our common stock.

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

Oil Field Service Equipment

Oil field service equipment is stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed.  At the time the equipment is retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

We depreciate our oil field service equipment for financial reporting purposes using the straight-line method over a seven year period.

Reclassifications

Certain 2010 amounts have been reclassified to conform to 2011 presentations.

There were 225,000 shares of common stock, with an aggregate value of $1,741, issued for consulting services during the year ended December 31, 2011.

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

Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 (unaudited)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase/ (Decrease)
Revenue	$9,000	$-	$9,000
Operating expenses	118,217	-	118,217

Net (loss) from continuing operations	(109,217)	-	109,217

Net (loss) from discontinued operations	(74,819)	(34,640)	40,179

Net (loss)	$(184,036)	$(34,640)	$149,396

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)

Revenues

Saga Energy, Inc. did not have any revenue for the year ended December 31, 2011.  Saga Services & Equipment, Inc. had $9,000 of revenue from operations for the year ended December 31, 2011.  We began to lease our oil field service equipment on December 26, 2011.  We had no revenue from operations for the year ended December 31, 2010.

Operating Expenses

We had operating expenses of $118,217 for the year ended December 31, 2011 mainly due to professional fees, consulting fees, and salaries.  We did not have any operating expenses for the year ended December 30, 2010 since all activities have been reclassified as discontinued operations for that period.

Net Loss from Continuing Operations

Primarily as a result of our operating expenses, we had a net loss from continuing operations of $109,217 for the year ended December 31, 2011.  All activities for the year ended December 31, 2010 have been reclassified as discontinued operations.

Net Loss from Discontinued Operations

We had net losses from discontinued operations of $74,819 and $34,640 for the years ended December 31, 2011 and 2010, respectively.  This is due to our change in operations from distributing coffee to seeking opportunities in the energy industry.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31, 2011	December 31, 2010
Current assets	$57,945	$10,505
Current liabilities	69,629	57,311
Deficit	$(11,684)	$(46,806)

The changes in our working capital are primarily due to the purchase of our common stock and our change in operations for the year ended December 31, 2011.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $132,651 for the year ended December 31, 2011. During the year ended December 31, 2011, we experienced a net loss from continuing operations of $109,217, and a net loss from discontinued operations of $74,819.  These included noncash activities such as depreciation in the amount of $995, common stock issued for services in the amount of $1,741, and an abandonment of inventory of $8,820.  We had cash provided by an increase in accounts payable of $39,426 and an increase in accrued expenses of $12,353.  These were offset by an increase in accounts receivable of $7,200, an advance to a related entity of $4,000, and an increase in other receivable of $750.

Our net cash used by operations for the year ended December 31, 2010 was $48,784.  During the year ended December 31, 2010, we experienced a net loss from discontinued operations of $34,640.  We had cash provided by a decrease in accounts receivable of $96 and a decrease in inventory of $18.  These were offset by a decrease in accounts payable of $10,999 and a decrease in accrued expenses of $3,259.

There was cash used by investing activities of $73,039 for the year ended December 31, 2011 due to the purchase of oil field service equipment.

There was no net cash used or provided from investing activities for the year ended December 31, 2010.

Cash provided by financing activities for the years ended December 31, 2011 and 2010 was $250,000 and $50,000, respectively.  We had proceeds from notes payable to a stockholder of $300,000, which was offset by a repayment of notes payable to a stockholder for $50,000 for the year ended December 31, 2011.  We had proceeds from notes payable of $50,000 for the year ended December 31, 2010.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

To the Board of Directors
Saga Energy, Inc. and Subsidiary
Orange, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Saga Energy, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Saga Energy Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Energy, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 30, 2012

RDGXBRLParseBegin
SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS

CURRENT ASSETS
Cash	$45,995	$1,685
Accounts receivable	7,200	-
Advance to related entity	4,000	-
Other receivable	750	-
Inventory	-	8,820

TOTAL CURRENT ASSETS	57,945	10,505

OIL FIELD SERVICE EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $995 AND $0	82,583	-
TOTAL ASSETS	$140,528	$10,505

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable
Related	$15,162	$-
Unrelated	34,843	40
Accrued expenses	19,624	7,271
Notes payable, stockholder	-	50,000

TOTAL CURRENT LIABILITIES	69,629	57,311

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value Authorized - 10,000,000 shares Issued and outstanding -0- shares	-	-
Common stock, no par value Authorized - 100,000,000 shares Issued and outstanding - 49,125,000 shares at December 31, 2011 and 48,300,000 at December 31, 2010	545,195	243,454
Accumulated deficit	(474,296)	-
Deficit accumulated during the development stage	-	(290,260)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	70,899	(46,806)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$140,528	$10,505

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

REVENUES	$9,000	$-

OPERATING EXPENSES	118,217	-

NET (LOSS) FROM CONTINUING OPERATIONS	(109,217)	-

NET (LOSS) FROM DISCONTINUED OPERATIONS	(74,819)	(34,640)

NET (LOSS)	$(184,036)	$(34,640)

NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(.00)	$(.00)

NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	48,400,548	48,300,000

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2011

	Common Stock		Deficit Accumulated During The Development	Accumulated
	Shares	Amount	Stage	Deficit	Total
BALANCE, DECEMBER 31, 2009	48,300,000	$243,454	$(255,620)	$-	$(12,166)

Net (loss) for the year ended December 31, 2010	-	-	(34,640)	-	(34,640)

BALANCE, DECEMBER 31, 2010	48,300,000	243,454	(290,260)	-	(46,806)

Common stock issued for services	225,000	1,741	-	-	1,741

Common stock issued for notes payable	600,000	300,000	-	-	300,000

Transfer from development stage company to operating company	-	-	290,260	(290,260)	-

Net (loss) for the year ended December 31, 2011	-	-	-	(184,036)	(184,036)

BALANCE, DECEMBER 31, 2011	49,125,000	$545,195	$-	$(474,296)	$70,899

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(109,217)	$-
Net (loss) from discontinued operations	(74,819)	(34,640)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	995	-
Common stock issued for services	1,741	-
Abandonment of inventory	8,820	-
Changes in operating assets and liabilities:
Accounts receivable	(7,200)	96
Inventory	-	18
Advance to related entity	(4,000)	-
Other receivable	(750)	-
Accounts payable	39,426	(10,999)
Accrued expenses	12,353	(3,259)

NET CASH (USED) IN OPERATING ACTIVITIES	(132,651)	(48,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	(73,039)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(73,039)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	300,000	50,000
Repayment of notes payable, stockholder	(50,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	50,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,310	1,216

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,685	469

CASH AND CASH EQUIVALENTS, END OF YEAR	$45,995	$1,685

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH PAID DURING THE YEAR FOR:

Interest	$559	$-

Taxes	$-	$-

NON-CASH INVESTING ACTIVITIES

Oil field service equipment purchase included in accounts payable	$10,539	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$1,741	$-

Conversion of notes payable, stockholder, to shares of common stock	$300,000	$-

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Saga Energy, Inc. (unless otherwise indicated, together with its subsidiary Saga Services & Equipment, Inc., “the Company”), formerly known as Don Marcos Trading Co., was incorporated on May 11, 1999 in the state of Florida.  On August 15, 2011, control of the Company changed due to the majority shareholders selling their stock to a new group of stockholders.  After the sale, the Company’s operations are now concentrating on developing energy resources throughout the world, placing an emphasis on oil and gas properties in the U.S.

Saga Services & Equipment, Inc. was formed on December 22, 2011 in the state of Texas.  The Company’s operations consist of leasing an oil field service rig in the state of Oklahoma.

Principles of Consolidation

For the year ended December 31, 2011, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Change from Development Stage Enterprise

On December 26, 2011, the Company, through its subsidiary Saga Services & Equipment, Inc., began operations by leasing its oil field service rig, which changed the Company from being a development stage enterprise to an operating company.  For the year ended December 31, 2011, the Company had $9,000 in revenues from these operations.

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

Fair value of financial instruments

For certain Company instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Common Stock Issued for Non-Cash Transaction

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the years ended December 31, 2011 and 2010.

Saga Services & Equipment, Inc. recognizes revenue from the leasing of an oil field service rig when the services are completed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on expected collectability.

Oil Field Service Equipment

Oil field service equipment is stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed.  At the time the equipment is retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its oil field service equipment for financial reporting purposes using the straight-line method over a seven year period.

Income Taxes

The Company follows the accounting principle for uncertainty in income tax guidance which clarifies the accounting and recognition for tax positions taken or expected to be taken in its income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008 to 2011.  In evaluating the Company’s tax provisions and accruals, future taxable income, the reversal of temporary differences, and tax planning strategies are considered.

Reclassifications

Certain 2010 amounts have been reclassified to conform to 2011 presentations.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities since inception have been financially sustained by issuance of common stock and through stockholder contributions. The Company may raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Management’s plan to eliminate the going concern situation includes, but is not limited to, obtaining investors to fund the working capital needs of the Company.

NOTE 3   ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 2011 and 2010:

	2011	2010

Accounts receivable	$7,200	$-
Less: allowance for doubtful accounts	-	-
	$7,200	-

There was no allowance for doubtful accounts for the years ended December 31, 2011 and2010.

NOTE 4   ADVANCE TO RELATED ENTITY

On December 29, 2011, the Company loaned $4,000 to a related entity.  The amount has already been repaid.

NOTE 5   OIL FIELD SERVICE EQUIPMENT

The Company’s equipment consists of the following at December 31, 2011 and 2010:

	2011	2010
Oil field service equipment, cost	$83,578	$-
Less: accumulated depreciation	995	-
	$82,583	$-

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6   ACCOUNTS PAYABLE, RELATED

Accounts payable to related entities consists of the following at December 31, 2011 and 2010:

	2011	2010
Legal fees	$5,836	$-
Salaries	8,616	-
Office supplies	710	-
	$15,162	$-

NOTE 7   ACCOUNTS PAYABLE, UNRELATED

Accounts payable to unrelated entities consists of the following at December 31, 2011 and 2010:

	2011	2010
Legal fees	$18,934	$-
Oil field service equipment	10,539	-
Consulting	5,000	-
Office supplies	370	40
	$34,843	$40

NOTE 8   NOTES PAYABLE, STOCKHOLDER

At December 31, 2010, the Company had two notes payable from an officer-stockholder of the Company for the amount of $50,000. The notes accrued interest at 1%, were unsecured and were paid during 2011.

NOTE 9   PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

NOTE 10   COMMON STOCK

On October 17, 2011, the Company issued 25,000 shares of its common stock, with an aggregate value of $223 to an investment banking firm for financial advisory and investment banking services for a period of one year.

On November 8, 2011, the Company converted $300,000 of notes payable to a related entity to 600,000 shares of its common stock.

On December 20, 2011, the Company issued an aggregate of 200,000 shares of its common stock, with an aggregate value of $1,518 to one individual for consulting services provided and to its three directors.

NOTE 11   CHANGE OF OWNERSHIP AND DISCONTINUED OPERATIONS

On August 15, 2011, the majority stockholders entered into a Stock Purchase Agreement in which the stockholders sold 32,075,000 shares of common stock to a new group of stockholders.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11   CHANGE OF OWNERSHIP AND DISCONTINUED OPERATIONS (CONTINUED)

The following amounts have been segregated from continuing operations and reported as discontinued operations as of December 31, 2011 and 2010:

	2011	2010
Operating expenses	$74,819	$34,640
Net (loss) from discontinued operations	(74,819)	(34,640)

NOTE 12   INCOME TAXES

Provision (Benefit)

There was no income tax provision (benefit) for the years ended December 31, 2011 and 2010.

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows:

	2011	2010
Net operating loss carryforwards	$33,000	$59,000
Less valuation allowance	(33,000)	(59,000)
Net deferred tax assets	$-	$-

Summary of valuation allowance:

	2011	2010
Balance, beginning of year	$59,000	$48,000
Increase (decrease) for the year	(26,000)	11,000
Balance, end of year	$33,000	$59,000

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12   INCOME TAXES (CONTINUED)

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

Net Operating Loss Carryforwards

Year of Loss	2011	2010	Expiration Date
December 31, 2007	$87,000	$87,000	December 31, 2027
December 31, 2008	43,000	43,000	December 31, 2028
December 31, 2009	31,000	31,000	December 31, 2029
December 31, 2010	35,000	35,000	December 31, 2030
January 1, 2011 through August 14, 2011	75,000	-	December 31, 2031
	271,000	196,000
Carryforwards lost due to sale of common stock to new stockholders	(271,000)	(196,000)
Subtotal	-	-
August 15, 2011 through December 31, 2011	109,000	-	December 31, 2031

	$109,000	$-

NOTE 13   INTEREST EXPENSE

Interest expense was $1,237 and $0 for the years ended December 31, 2011 and 2010, respectively.

NOTE 14   SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.
RDGXBRLParseEnd

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

Our management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal-year.  Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  We reviewed the results of our management’s assessment with our Board of Directors.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

ITEM 9B.                  OTHER INFORMATION

On December 23, 2011, we entered into an oral agreement with JPC for JPC to use the Workover Rig for seven to ten days at a rate of $1,800 per day once the refurbishment of the Workover Rig is complete.  JPC’s right to use the Workover Rig is contingent upon us not receiving a higher bid for the use of the Workover Rig during the time period in which JPC intends to use the Workover Rig.

On December 1, 2011, we also retained JPC on a month-to-month basis to provide accounting, corporate and operational support for SSEI in exchange for payment of $10,000 per month.  Under this agreement, JPC will manage and supervise the Workover Rig’s use, maintenance and repairs and ensure that the Workover Rig is operated within our safety guidelines and in compliance with regulations promulgated by the Occupational Safety and Health Administration.  JPC shall also provide a foreman for operating the Workover Rig.

JPC shall manage all third party contractors relating to the Workover Rig, with all costs relating to the Workover Rig being paid by SSEI.  In addition, JPC shall advertise and market the Workover Rig in Creek County, Oklahoma, in the Panhandle area of Oklahoma, and in the Eagle Ford area of Texas.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Ilyas Chaudhary	65	Director, President and CEO
Dading T. Soetarso	47	Chief Financial Officer
Carla Petty	52	Secretary
George Djuhari	52	Director
Boedi Tjahjono	61	Director

Duties, Responsibilities and Experience

Ilyas Chaudhary, President and CEO.  Mr. Ilyas Chaudhary has served as our President and CEO since August 2011 and as one of our directors since September 2011.  Since November 2005, he has been acting as the Chief Executive Officer and a director of Pyramid Petroleum Inc., a Canadian corporation (“Pyramid (CAN)”), where he acquired oil and gas assets in the Gulf of Mexico.  Since March 2010, he has also served as President and Director of Pyramid Petroleum Company (US) (“Pyramid (US)”), a wholly owned Texas subsidiary of Pyramid (CAN), and since July 2011 as the President and the sole director of Pyramid GOM, Inc. (“Pyramid GOM”), a wholly owned Texas subsidiary of Pyramid (US).  He has also served as the President of SSEI since its inception in December 2011. Mr. Ilyas Chaudhary has served as the President of Blue Sky Langsa Ltd., an Indonesian company (“Blue Sky Langsa”); Blue Sky Energy; and Blue Sky International Holdings, a Canadian corporation (“Blue Sky International”) since December 2009, March 2010 and September 2009, respectively, and has served as a director of Blue Sky Energy since March 2010.  He has also served as a Director and President of Capco Energy, Inc., fka Alfa Resources, Inc., from September 1999 through September 2007.  In addition, Mr. Ilyas Chaudhary is also a trustee and Executive Director of the Danyal Chaudhary Foundation, a California non-profit corporation (the “Foundation”) since May 1997.  Mr. Ilyas Chaudhary has 35 years experience in various capacities in the oil and gas industry.

Dading Soetarso, Chief Financial Officer.  Mr. Soetarso has served as our Chief Financial Officer since August 2011.  Mr. Soetarso also has served as President and Director of PT Arah Prana, an Indonesian oil exploration and production company (“PTAP”), beginning in February 2011, where he was responsible for the operation of PTAP’s Floating Production Storage Off-shore located in North Sumatera, Indonesia.  From 2006 through 2010, Mr. Soetarso was a consultant on banking strategy for Quest ontheFrontier, a Singapore financial consulting company, where he was appointed on various projects ranging from banking and coal mining energy companies. Prior to this, he had 17 years of banking experience working with Standard Chartered Bank and Citibank in Jakarta and Botswana in various corporate bank marketing and operational support functions.

Carla Petty, Secretary.  Ms. Petty has served as our Secretary since February 2012.  She has also served as the Treasurer and Secretary of SSEI since its inception in December 2011.  Ms. Petty has served as Secretary of Pyramid GOM since July 2011 and as an Accounts Manager for Pyramid GOM, since February 2006 and an Accounts Manager for JPC since April 2010.  Both Pyramid and JPC are our affiliates and are engaged in oil and gas property acquisition and development activities.

George Djuhari, Director. Mr. Djuhari has served as one of our directors since September 2011.  Mr. Djuhari has served as the Commissioner of PT Sinomast Mining, an Indonesia coal mining company, since January 2006.   He has also served as the Commissioner of PT Pulau Seroja, a tug and barge company since January 2008.  He has been the Chairman of PT Cigading International Bulk Terminal, a coal terminal company, since October 2010.  Mr. Djuhari has also served as Commissioner of PTAP since January 2011.  In 1997, Mr. Djuhari founded George Djuhari Group, a group of Indonesian companies involved in the shipping of iron ore, coal, rock phosphates and grains in and out of Indonesia, with partnerships with a variety of other companies for the ownership of ships, chartering of cargo, the mining of coal, the trading of commodities such as ammonia, urea and coal, and shipping.

Boedi Tjahjono, Director. Mr. Tjahjono has served as one of our directors since September 10, 2011.  Mr. Tjahjono also has served as a Senior Advisor for PT Jogja Magasa Iron, an Indonesian iron industry company, where he obtained a 30-year contract for work in Iron Sand Mining in Jogja Province, Indonesia since December 2006.  He also served as a Senior Advisor for PT Odira, an Indonesian gas plant company since 2005.  Mr. Tjahjono is also an Advisor for Karang Taruna, and Indonesian NGO providing clean energy in support of urban populations.

Relationships Between Our Officers, Directors and Major Shareholders

Mr. Ilyas Chaudhary is the father of Mr. Faisal Chaudhary and Ms. Aamna Virk, our former Secretary.  Each of Mr. Faisal Chaudhary and Ms. Aamna Virk is a beneficial owner of over 5% of our shares.  (See “Security Ownership of Certain Beneficial Owners and Management.”)

Blue Sky Energy, an owner of 9.6% of our outstanding common stock, and Blue Sky Langsa are wholly-owned subsidiaries of Blue Sky International, which is wholly owned by the Foundation, our majority shareholder.  Ilyas Chaudhary, our President; Aamna Virk, the daughter of Ilyas Chaudhary; and Faisal Chaudhary, the son of Ilyas Chaudhary, hold the following positions in Blue Sky Langsa, Blue Sky Energy, Blue Sky International, and the Foundation:

·	Ilyas Chaudhary is President, and Aamna Virk and Faisal Chaudhary are directors of Blue Sky Langsa;
·	Ilyas Chaudhary is President; Aamna Virk is Secretary; Faisal Chaudhary is Vice President; and Ilyas Chaudhary, Aamna Virk and Faisal Chaudhary are all of the directors of Blue Sky Energy;
·	Faisal Chaudhary is President; Aamna Virk is Vice President and Secretary; and Aamna Virk and Faisal Chaudhary are all of the directors of Blue Sky International; and
·	Ilyas Chaudhary is the Executive Director; Faisal Chaudhary is the Treasurer; and Ilyas Chaudhary and Faisal Chaudhary are two of the seven members of the Board of Trustees of the Foundation.

Meetings of the Board of Directors and Information Regarding Committees

There currently are no committees of the Board of Directors.

The Board of Directors held four meetings by written consent in 2011.  All Directors attended 100% of the meetings of the Board of Directors.

Involvement in certain legal proceedings

On April 7, 2008, Capco Energy Inc. (“Capco”) filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, which plan was confirmed on July 22, 2009. Mr. Ilyas Chaudhary, President and CEO and our director, was Chief Executive Officer, Chief Financial Officer and a director of Capco from September 1999 to September 2007.

Other than as set forth above, during the past five years, none of our officers or directors has been a party to or executive officer of an entity that has filed any Bankruptcy petitions. During the past five years, none of our officers or directors have been convicted or been a named subject of any pending criminal proceedings. During the past five years, none of our officers or directors has been held to have violated any State or Federal Securities laws or any Federal commodities law or otherwise have been subject to any order, judgment or decree not subsequently reversed, suspended or vacated permanently enjoining such officer or director from the activities enumerated in Regulation S-K Item 4.01(f)(3).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the  ”Exchange Act”) requires that our Officers and Directors  and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the 2011 fiscal year, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Ilyas Chaudhary, CEO, President, and Directors	1	3
Dading T. Soetarso, CFO	1
Carla Petty, Secretary	1	2
George Djuhari, Director	1		Form 4
Boedi Tjahjono	1		Form 4
Blue Sky Energy & Power, Inc.	1
Faisal Chaudhary	1	2
Danyal Chaudhary Foundation	1

ITEM 11.                   EXECUTIVE COMPENSATION

Executive and Director Compensation

General Compensation Discussion

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors.  All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer.  No executive officer received any compensation for his or her service as an executive officer.  There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our principal executive officer during the scope of his employment or service as a director, and unless expressly stated otherwise in a footnote below, our principal executive officer did not receive any other compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ilyas Chaudhary, President & CEO, Director (1)	2011	$-0-	$-0-	$379.50(2)	$-0-	$-0-	$-0-	$379.50
_______________________
(1)	Appointed as an officer on August 18, 2011.
(2)
The amounts set forth in this column are equal to the grant date fair value, as computed in accordance with ASC 718 (see “Accounting Issues—Critical Accounting Policies—Stock Based Compensation”), of an award of 50,000 shares of stock on December 20, 2011 for services rendered as our director.

Employment Agreements

We currently have no employment agreements with any of our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2011 provided for or contributed to by us.

Director Compensation

Director Compensation Table

The following table details all compensation earned by our non-employee directors during the fiscal year ended December 31, 2011:

	Fees Earned or	Stock
	Paid in Cash	Awards(1)	Total
Name	($)	($)	($)
George Djuhari	$-0-	$379.50	$379.50
Boedi Tjahjono	$-0-	$379.50	$379.50
_______________________
(1)
The amounts set forth in this column are equal to the grant date fair value, as computed in accordance with ASC 718 (see “Accounting Issues—Critical Accounting Policies—Stock Based Compensation”), of an award of 50,000 shares of stock on December 20, 2011 to each of our directors for services rendered as a director.

Grants of Plan Based Awards

There were no grants of plan based awards made in 2011.

Outstanding Equity Awards at Fiscal Year-End

In order to compensate our officers and directors, we adopted an Incentive and Non-Statutory Stock Option Plan on February 1, 2007 (the “2007 Plan”).  Under the 2007 Plan, 5,000,000 shares of common stock are reserved for issuance as stock options.  The 2007 Plan shall terminate on February 1, 2017.

As of the date hereof, there are no options issued pursuant to the 2007 Plan.

Other than the 2007 Plan, we do not currently have any arrangements or contracts pursuant to which our officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, certain information with respect to our equity securities owned of record or beneficially by (i) each of our named executive officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and officers as a group.  All calculations are based on 49,100,000 shares of common stock outstanding as of March 30, 2012.

Name of Beneficial Owner	Number of Shares of Common Stock		Percent of Class
Ilyas Chaudhary, President, CEO and Director	30,570,833	(1)	62.3%
Dading T. Soetarso, CFO	801,875		1.6%
George Djuhari, Director	50,000		*
Boedi Tjahjono, Director	50,000		*
Carla Petty, Secretary	-0-		*
All directors and officers as a group (5 people)	31,472,708		64.1%
Danyal Chaudhary Foundation	25,801,875		52.6%
Faisal Chaudhary	31,322,708	(1)	63.8%
Aamna Virk	5,520,833	(2)	11.2%
Blue Sky Energy & Power, Inc.	4,718,958		9.6%
Arshad Farooq	2,776,875		5.7%
*  Less than 1%.
_______________________
(1)
Includes 4,718,958 shares held in the name of Blue Sky Energy and 25,801,875 shares held in the name of the Foundation, over which Ilyas Chaudhary and Faisal Chaudhary share voting power and control as trustees of the Foundation.  Blue Sky Energy is wholly owned by Blue Sky International, which is wholly owned by the Foundation.

(2)	Includes 4,718,958 shares held in the name of Blue Sky Energy.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have not entered into any material transactions with any director, executive officer, promoter, security holder who is a beneficial owner of 5% or more of our common stock, or any immediate family member of such persons other than as set forth below.

Office Space

Ilyas Chaudhary, our President and CEO, furnishes us with office space of 800 square feet, a value of approximately $2,000 per month, on a rent-free, month to month basis until June 30, 2012. All payments previously made by us to Ilyas Chaudhary for renting our office space have been reimbursed as of the date of this Report.

Loans from Officers and Stockholders

From time to time throughout the fiscal year, our officers and stockholders have lent us money, and we have repaid such loans. All notes payable disclosed in the unaudited financial statements for the nine months ended September 30, 2011, including the total of $201,126.49 loaned to us during October and November, 2011 by Blue Sky Energy, were repaid through the Stock Purchase Agreement with Blue Sky Energy discussed below.

Stock Purchase Agreement with Blue Sky Energy

On November 8, 2011, we entered into a Stock Purchase Agreement with Blue Sky Energy pursuant to which we sold 600,000 shares of our common stock to Blue Sky Energy for a purchase price of $300,000 ($0.50/share). The purchase price was paid by the conversion of promissory notes owed by us to Blue Sky Energy, including $97,000 in notes payable to Blue Sky Energy and its related entities prior to October 2011 and $201,126.49 loaned to us by Blue Sky Energy during October and November 2011.

Transactions with JPC

Mr. Faisal Chaudhary is a member of the board of directors and management of JPC, owns over 10% of the outstanding shares of JPC and is: (i) the son of Ilyas Chaudhary, our President and CEO and one of our directors; (ii) the brother of Aamna Virk, a beneficial owner of over 5% of our shares of common stock; and (iii) a beneficial owner of over 5% of our shares of our common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

JPC arranged, managed, and oversaw the refurbishment and repairs of the Workover Rig in exchange for $30,000. We also leased the Workover Rig to JPC for five days at a rate of $1,800 per day. Our Board of Directors has determined that the payments made to JPC were the market rate for such services and leasing.

As disclosed in Item 9B of this Annual Report on Form 10-K, we also entered into oral agreements with JPC for the leasing of the Workover Rig to JPC and for JPC to provide SSEI with accounting, corporate and operational support.

Transactions with Pyramid (US) and Pyramid GOM

On September 1, 2011, Pyramid (US) orally agreed with certain of its related parties, including us, to have a Pyramid (US) employee provide accounting services to such parties, with each party reimbursing Pyramid (US) for the time spent by such employee working for such party at rates ranging from $55.00 to $84.72 per hour, depending on the nature of services provided.  The average hourly rate paid was $76.37 per hour.  Under this agreement, we reimbursed Pyramid (US) for $8,616 of such employee’s salary.

On December 29, 2011, we made a no-interest loan of $4,000 to Pyramid GOM.  This loan has already been repaid.

Director Independence

We apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding its directors and has affirmatively determined that all of the directors serving on the Board are independent of us under NASDAQ rules, with the exception of Ilyas Chaudhary, who is also our President and CEO.

Indemnification of Directors and Officers

Our Articles of Incorporation, as well as our Bylaws provide for the indemnification of directors, officers, employees and agents of the corporation to the fullest extent provided by the Corporate Law of the State of Florida, are described in the Articles of Incorporation and the Bylaws. These sections generally provide that we may indemnify any person who was or is a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative except for an action by or in right of the corporation by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation. Generally, no indemnification may be made where the person has been determined to be negligent or guilty of misconduct in the performance of his or her duties to us.

Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver Martin & Samyn, LLC (f/k/a Weaver & Martin, LLC) (“Weaver”)

Weaver is our independent auditor and examined our financial statements for the years ended December 31, 2011 and December 31, 2010. Weaver performed the services listed below and was paid the fees listed below for the years ended December 31, 2011 and December 31, 2010.

Audit Fees

Weaver was paid aggregate fees of approximately $20,111 and $8,800 for the years ended December 31, 2011 and December 31, 2010, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2011 and 2010.

Audit Related Fees

Weaver was not paid additional fees for the years ended December 31, 2011 and December 31, 2010 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Weaver was not paid fees for the years ended December 31, 2011 and December 31, 2010 or professional services rendered for tax compliance, tax advice, and tax planning during this fiscal year period.

All Other Fees

Weaver was not paid any other fees for professional services during the years ended December 31, 2011 and December 31, 2010.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

1.        Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.        Financial Statement Schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

Exhibits

Exhibit	Description
3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 19991
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 20031
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 20071
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 20071
3.5	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed August 22, 2011
3.6	Articles of Correction to Articles of Incorporation of Don Marcos Trading Co., filed September 2, 2011
3.7	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 20071
10.1	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 20071
10.4	Stock Purchase Agreement with Blue Sky Energy & Power, Inc., dated November 8, 20112
10.5	Bill of Sale with Ricardo Hsu, dated November 8, 20112
10.6	Summary of Oral Repairs Agreement with Jovian Petroleum Corporation2
10.7	Promissory Notes with Blue Sky Energy and Power, Inc. and affiliates from June 24, 2011 through November 2, 20113
10.8	Summary of Oral Agreements with Affiliates
14	Code of Ethics4
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1  Incorporated by reference from our Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976).
2  Incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2011.
3  Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2011.
4  Incorporated by reference from our Annual Report on Form 10-KSB, filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGA ENERGY, INC.
DATED: March 30, 2012	By: /s/ Ilyas Chaudhary Ilyas Chaudhary Director, President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: March 30, 2012	By: /s/ Ilyas Chaudhary Ilyas Chaudhary Director, President (Principal Executive Officer and Director)

DATED: March 30, 2012	By: /s/ Dading Soetarso Dading Soetarso Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

DATED: March 30, 2012	By: /s/ Boedi Tjahjono Boedi Tjahjono Director

DATED: March 30, 2012	By: /s/ George Djuhari George Djuhari Director