Form 10-Q
period 2012-03-31
Saga Energy, Inc.
filed 2012-05-15
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52692

SAGA ENERGY, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0921319
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1509 East Chapman Ave, Orange, CA	92866
(Address of principal executive offices)	(Zip Code)

(714) 532-1500

(Registrant’s telephone number, including area code)

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

As of May 15, 2012, the number of shares of common stock outstanding was 49,100,000.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$1,678	$45,995
Accounts receivable – related entity	9,000	7,200
Advance to related entity	875	4,000
Prepaid expenses – related entity	10,000	-
Other receivable	-	750
TOTAL CURRENT ASSETS	21,553	57,945

OIL FIELD SERVICE EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $4,343 AND $995	97,492	82,583
TOTAL ASSETS	$119,045	$140,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable
Related	$42,759	$15,162
Unrelated	33,880	34,843
Note payable, stockholder	44,735	-
Accrued expenses	3,970	19,624
TOTAL CURRENT LIABILITIES	125,344	69,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value; Authorized - 10,000,000 shares; Issued and outstanding - -0- shares	-	-
Common stock, no par value; Authorized - 100,000,000 shares; Issued and outstanding - 49,100,000 shares at March 31, 2012 and 49,125,000 at December 31, 2011	544,972	545,195
Accumulated deficit	(551,271)	(474,296)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(6,299)	70,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$119,045	$140,528

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
REVENUES – RELATED ENTITY	$9,000	$-

OPERATING EXPENSES	85,975	-

NET (LOSS) FROM CONTINUING OPERATIONS	(76,975)	-

NET (LOSS) FROM DISCONTINUED OPERATIONS	-	(6,883)

NET (LOSS)	$(76,975)	$(6,883)

NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(.00)	$(.00)

NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	49,111,813	48,300,000

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(76,975)	$-
Net (loss) from discontinued operations	-	(6,883)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	3,348	-
Recovery of consulting fees due to cancellation of common stock	(223)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,800)	-
Advance to related entity	3,125	-
Prepaid expenses	(10,000)	-
Other receivable	750	-
Accounts payable	26,634	1,892
Accrued expenses	(15,654)	-

NET CASH (USED) IN OPERATING ACTIVITIES	(70,795)	(4,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	(18,257)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(18,257)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	-	10,000
Proceeds from note payable, stockholder	44,735	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,735	10,000

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(44,317)	$5,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,995	1,685

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,678	$6,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$-	$-

Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock re-purchased due to cancelled contract	$223	$-

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Saga Energy, Inc. (unless otherwise indicated, together with its subsidiary, Saga Services & Equipment, Inc., “the Company”), formerly known as Don Marcos Trading Co., was incorporated on May 11, 1999 in the state of Florida.  On August 15, 2011, control of the Company changed due to the majority stockholders selling their stock to a new group of stockholders.  The Company now concentrates on conducting activities in the energy industry, including leasing the Cardwell A150 Pulling Unit (Year: 1985, Model: DC9364B) (the “Workover Rig”) that the Company completed refurbishing on March 19, 2012 and expanding into the upstream sector of the oil industry in the United States.

Saga Services & Equipment, Inc. was formed on December 22, 2011 in the state of Texas.  The Company’s operations consist of leasing an oil field service rig in the state of Oklahoma.

Principles of Consolidation

For the three months ended March 31, 2012, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Change from Development Stage Enterprise

On December 26, 2011, the Company, through its subsidiary, began operations by leasing its oil field service rig, which changed the Company from being a development stage enterprise to an operating company.

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
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Non-Cash Transaction

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the three months ended March 31, 2012 and 2011.

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

Reclassifications

Certain 2011 amounts have been reclassified to conform to 2012 presentations.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s activities since inception have been financially sustained by issuance of common stock, stockholder contributions and related party loans. The Company may raise additional funding to continue its operations through contributions from the current stockholders and stock issuance to other investors.

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

NOTE 3             COMMON STOCK

On February 13, 2012, the Company cancelled its agreement for financial advisory and investment banking services with an investment banking firm.  The investment banking firm returned for cancellation the 25,000 shares of common stock it received under the contract.

NOTE 4             CHANGE OF OWNERSHIP AND DISCONTINUED OPERATIONS

On August 15, 2011, the majority stockholders entered into a Stock Purchase Agreement in which the stockholders sold 32,075,000 shares of common stock to a new group of stockholders.

The following amounts have been segregated from continuing operations and reported as discontinued operations as of March 31, 2012 and 2011:

	2012	2011
Operating expenses	$-		$6,883
Net (loss) from discontinued operations	$-	$	(6,883)

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 5             RELATED PARTIES

The Company had multiple transactions with various related parties during the three months ended March 31, 2012.  These included revenues of $9,000 and expenses of $48,217.  In addition, on March 31, 2012, the Company entered into a one-year $44,735 promissory note with Blue Sky Energy & Power, Inc., one of our stockholders and an affiliate of our majority stockholder, with interest accruing at the rate of 7% per annum and payable quarterly (the “BSEP Note”).

NOTE 6             SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We were incorporated on May 11, 1999 in the state of Florida.  On August 15, 1011, the control of the company changed due to the majority stockholders selling their stock to a new group of stockholders.  After the sale, we now concentrate on conducting activities in the energy industry, including leasing the Workover Rig that we completed refurbishing on March 19, 2012 and expanding into the upstream sector of the oil industry in the United States.  After the sale, we changed our name to Saga Energy, Inc. from Don Marcos Trading Co. and changed our trading symbol on the Over-the-Counter Quotation Bureau (OTC QB) from DNMO to SAGA.

Saga Services & Energy, Inc. was formed on December 22, 2011 in the state of Texas.  Its operations consist of leasing an oil field service rig in the state of Oklahoma.

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

Principles of Consolidation

For the three months ended March 31, 2012, we were consolidated with our wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the three months ended March 31, 2012 and 2011.

Saga Services & Equipment, Inc. recognizes revenue from the leasing of an oil field service rig when the services are completed.

Change From Development Stage Enterprise

On December 26, 2011, we began operations, through our subsidiary, Saga Services & Equipment, Inc., by leasing our oil field service rig, which changed our status from being a development stage enterprise to an operating company.

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

Common Stock

On February 13, 2012, we cancelled our agreement for financial advisory and investment banking services with an investment banking firm.  The investment banking firm returned for cancellation the 25,000 shares of common stock it received under the contract.

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

Stock Issued for Non Cash Transactions

It is our policy to value stock issued for non cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

There were no shares of common stock issued for services during the three months ended March 31, 2012 and 2011.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to locate sources of capital, and attain future profitable operations. Our management is currently initiating our business plan. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Results of Operations

Our operations currently consist of the leasing of the Workover Rig.  Due to the age of the Workover Rig and federal and state regulations, however, we only lease the Workover Rig for five-day periods.

Our operations are affected by weather conditions, as operators will shut down rig activity for safety reasons when they anticipate inclement weather.  Oklahoma faced an abundance of bad weather thus far this year, adversely affecting our results of operations.  We hope for better weather conditions as the year progresses.

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

Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 (unaudited)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Increase/ (Decrease)

Revenue - related entity		$9,000		$-		$9,000
Operating expenses		85,975		-		85,975

Net (loss) from continuing operations		(76,975)		-		76,975

Net (loss) from discontinued operations		-		(6,883)		6,883

Net (loss)	$	(76,975)	$	(6,883)		$70,092

Net (loss) per share	$	(0.00)	$	(0.00)	$	(0.00)

Saga Energy, Inc. did not have any revenue for the three months ended March 31, 2012.  Saga Services & Equipment, Inc. had $9,000 of revenue from operations for the three months ended March 31, 2012.  We had no revenue from operations for the three months ended March 31, 2011.

Operating Expenses

We had operating expenses of $85,975 for the three months ended March 31, 2012 mainly due to professional fees, consulting fees, and salaries.  We did not have any operating expenses for the three months ended March 31, 2011 since all activities were reclassified as discontinued operations for that period.

Net Loss from Continuing Operations

Primarily as a result of our operating expenses, we had a net loss from continuing operations of $76,975 for the three months ended March 31, 2012.  All activities for the three months ended March 31, 2011 were reclassified as discontinued operations.

Net Loss from Discontinued Operations

We did not have any discontinued operations for the three months ended March 31, 2012.  We had a net loss from discontinued operations of $6,883 for the three months ended March 31, 2011 due to the company’s change in operations from distributing coffee to seeking opportunities in the energy industry.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	March 31, 2012		March 31, 2011

Current Assets		$21,553		$15,514
Current Liabilities		125,344		69,203
Net (loss) per share	$	(103,791)	$	(53,689)

The changes in our working capital are primarily due to the BSEP Note and increased expenditures during the three months ended March 31, 2012.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $70,795 for the three months ended March 31, 2012. During the three months ended March 31, 2012, we experienced a net loss from continuing operations of $76,975, which included noncash items such as depreciation in the amount of $3,348 and a recovery of consulting fees due to the cancellation of a contract in the amount of $223. We had cash provided by an advance from a related entity in the amount of $3,125, a decrease in other receivable of $750 and an increase in accounts payable of $26,634.  These were offset by an increase in accounts receivable of $1,800, an increase in prepaid expenses of $10,000, and a decrease in accrued expenses of $15,654.

Our net cash used by operations for the three months ended March 31, 2011 was $4,991.  During the three months ended March 31, 2011, we experienced a net loss from discontinued operations of $6,883.  We had cash provided by an increase in accounts payable of $1,892.

There was cash used by investing activities of $18,257 for the three months ended March 31, 2012 due to the purchase of equipment to complete the refurbishment of the Workover Rig.

There was no net cash used by, or provided from, investing activities for the three months ended March 31, 2011.

Cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $44,735 and $10,000, respectively.  We had proceeds from the BSEP Note of $44,735 for the three months ended March 31, 2012.  We had proceeds from notes payable of $10,000 for the three months ended March 31, 2011.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

The information required by this item is included in “Notes to Condensed Consolidated Financial Statements – Note 5 - Related Parties.”

ITEM 6.                        EXHIBITS

The information required by this Item is set forth on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2012	SAGA ENERGY, INC.

/s/ Ilyas Chaudhary
BY: Ilyas Chaudhary
ITS: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dading Soetarso
BY: Dading Soetarso
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Promissory Note with Blue Sky Energy & Power, Inc. dated March 31, 2012

31.1
Certification by the Chief Executive Officer of Registrant pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by the Chief Financial Officer of Registrant pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.