Form 10-Q
period 2012-06-30
Saga Energy, Inc.
filed 2012-08-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of August 14, 2012, the number of shares of common stock outstanding was 49,100,000.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$9,216	$45,995
Accounts receivable – related entity	187	7,200
Advance to related entity	-	4,000
Prepaid expenses – related entity	10,000	-
Prepaid insurance	471	-
Other receivable	-	750
TOTAL CURRENT ASSETS	19,874	57,945

OIL FIELD SERVICE EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $8,290 AND $995	93,846	82,583
TOTAL ASSETS	$113,720	$140,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable
Related	$42,759	$15,162
Unrelated	29,027	34,843
Note payable - related entity	5,000
Note payable, stockholder	96,842	-
Accrued expenses	1,987	19,624
TOTAL CURRENT LIABILITIES	175,615	69,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value; Authorized - 10,000,000 shares; Issued and outstanding - -0- shares	-	-
Common stock, no par value; Authorized - 100,000,000 shares; Issued and outstanding - 49,100,000 shares at June 30, 2012 and 49,125,000 at December 31, 2011	544,972	545,195
Accumulated deficit	(606,867)	(474,296)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(61,895)	70,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$113,720	$140,528

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011

REVENUES	$7,200	$-	$16,200	$-

OPERATING EXPENSES	62,796	-	148,771	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(55,596)	$-	$(132,571)	$-

NET (LOSS) FROM DISCONTINUED OPERATIONS	$-	$(7,921)	$-	$(14,804)

NET (LOSS)	$(55,596)	$(7,921)	$(132,571)	$(14,804)

NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)

NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,105,907	48,300,000	49,105,907	48,300,000

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(132,571)	$-
Net (loss) from discontinued operations	-	(14,804)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	7,295	-
Recovery of consulting fees due to cancellation of common stock	(223)	-
Changes in operating assets and liabilities:
Accounts receivable	7,013	-
Advance to related entity	4,000	-
Prepaid expenses	(10,471)	-
Other receivable	750	-
Accounts payable	21,781	(1,640)
Accrued expenses	(17,637)	-

NET CASH (USED) IN OPERATING ACTIVITIES	(120,063)	(16,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	(18,557)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(18,557)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	96,842	35,000
Proceeds from note payable, related entity	5,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	101,842	35,000

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(36,779)	$18,556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,995	1,685

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,216	$20,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$-	$-

Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock re-purchased due to cancelled contract	$223	$-

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Principles of Consolidation

For the six months ended June 30, 2012, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

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
JUNE 30, 2012 AND 2011

NOTE 1                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Non-Cash Transaction

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the three and six months ended June 30, 2012 and 2011.

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
JUNE 30, 2012 AND 2011

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

The Company’s activities since inception have been financially sustained by issuance of common stock, stockholder contributions, and related party loans. The Company may raise additional funding to continue its operations through contributions from the current stockholders and stock issuance to other investors.

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

The following amounts have been segregated from continuing operations and reported as discontinued operations for the six months ended June 30, 2012 and 2011:

	2012	2011
Operating expenses	$-	$14,804
Net (loss) from discontinued operations	$-	$(14,804)

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

NOTE 5                 RELATED PARTIES

The Company had multiple transactions with various related parties during the six months ended June 30, 2012.  These included revenues of $16,200 and expenses of $90,890, respectively.  On March 31, 2012, the Company entered into a one-year $44,735 promissory note with Blue Sky Energy & Power, Inc., one of our stockholders, with interest accruing at the rate of 7% per annum and payable quarterly. In addition, on June 30, 2012, the Company entered into another promissory note with Blue Sky Energy & Power, Inc. The note principal balance is $52,106, with interest accruing at the rate of 7% per annum payable quarterly, and a maturity date of December 31, 2013. Collectively these notes are referred to as the “BSEP Notes.”

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

Principles of Consolidation

For the six months ended June 30, 2012, we were consolidated with our wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the six months ended June 30, 2012 and 2011.

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

There were no shares of common stock issued for services during the six months ended June 30, 2012 and 2011.

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

You should read the selected financial data set forth below along with our discussion and our financial statements and the related notes. We have derived the financial data from our financial statements. We believe the financial data shown in the table below includes all adjustments only consisting of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

Results for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011 (unaudited)

	Six Months Ended June 30, 2012 (Unaudited)	Six Months Ended June 30, 2011 (Unaudited)	Three Months Ended June 30, 2012 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited)
Revenue - related entity	$16,200	$-	$7,200	$-
Operating expenses	148,771	-	62,976	-

Net (loss) from continuing operations	(132,571)	-	(55,776)	-

Net (loss) from discontinued operations		(14,804)		(7,921)

Net (loss)	$(132,571)	$(14,804)	$(55,776)	$(7,921)

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Saga Energy, Inc. did not have any revenue for the six months ended June 30, 2012.  Saga Services & Equipment, Inc. had $16,200 of revenue from operations for the six months ended June 30, 2012.  We had no revenue from operations for the six months ended June 30, 2011.

Operating Expenses

We had operating expenses of $148,771 for the six months ended June 30, 2012 mainly due to legal, professional, and consulting fees, and contract services.  We did not have any operating expenses for the six months ended June 30, 2011 since all activities were reclassified as discontinued operations for that period.

Net Loss from Continuing Operations

Primarily as a result of our operating expenses, we had a net loss from continuing operations of $132,571 for the six months ended June 30, 2012.  All activities for the six months ended June 30, 2011 were reclassified as discontinued operations.

Net Loss from Discontinued Operations

We did not have any discontinued operations for the six months ended June 30, 2012.  We had a net loss from discontinued operations of $14,804 for the six months ended June 30, 2011 due to the company’s change in operations from distributing coffee to seeking opportunities in the energy industry.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	June 30, 2012	June 30, 2011
Current Assets	$19,874	$29,061
Current Liabilities	175,615	9,671
Deficit	$(155,741)	$(61,610)

The changes in our working capital are primarily due to the BSEP Notes and increased expenditures during the six months ended June 30, 2012.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $120,063 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we experienced a net loss from continuing operations of $132,571, which included noncash items such as depreciation in the amount of $7,295 and a recovery of consulting fees due to the cancellation of a contract in the amount of $223. We had cash provided by repayment of an advance to a related entity in the amount of $4,000, a decrease in accounts receivable of $7,013, a decrease in other receivable of $750, and an increase in accounts payable of $21,781.  These were offset by an increase in prepaid expenses of $10,471 and and a decrease in accrued expenses of $17,637.

Our net cash used by operations for the six months ended June 30, 2011 was $16,444.  During the six months ended June 30, 2011, we experienced a net loss from discontinued operations of $14,804.  We had cash used by a decrease in accounts payable of $1,640.

There was cash used by investing activities of $18,557 for the six months ended June 30, 2012 due to the purchase of equipment to complete the refurbishment of the Workover Rig.

There was no net cash used by, or provided from, investing activities for the three and six months ended June 30, 2011.

Cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $101,842 and $35,000, respectively.  We had proceeds from the BSEP Notes of $96,842 and proceeds from a related party note of $5,000 for the six months ended June 30, 2012.  We had proceeds from notes payable of $35,000 for the six months ended June 30, 2011.

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

DATED: August 14, 2012

EXHIBIT INDEX

Exhibit Number	Description

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