Form 10-Q
period 2012-09-30
Saga Energy, Inc.
filed 2012-11-14
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of November 14, 2012, the number of shares of common stock outstanding was 49,100,000.

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENT S

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$476	$45,995
Accounts receivable – related entity	187	7,200
Advance to related entity	-	4,000
Prepaid expenses – related entity	10,000	-
Prepaid insurance	-	-
Other receivable	-	750
TOTAL CURRENT ASSETS	10,663	57,945

OIL FIELD SERVICE EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $11,938 AND $995	90,197	82,583
TOTAL ASSETS	$100,860	$140,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable
Related	$0	$15,162
Unrelated	74,538	34,843
Note payable, stockholder	139,430	-
Accrued expenses	3,828	19,624
TOTAL CURRENT LIABILITIES	217,796	69,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value; Authorized - 10,000,000 shares; Issued and outstanding -0- shares	-	-
Common stock, no par value; Authorized - 100,000,000 shares; Issued and outstanding - 49,100,000 shares at September 30, 2012 and 49,125,000 at December 31, 2011	544,972	545,195
Accumulated deficit	(661,908)	(474,296)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(116,936)	70,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$100,860	$140,528
The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011

REVENUES	$0	$0	$16,200	$-

OPERATING EXPENSES	51,836	9,549	200,607	9,549

NET (LOSS) FROM OPERATIONS	$(51,836)	$(9,549)	$(184,407)	$(9,549)

INTEREST	3,205		3,205
NET (LOSS) FROM CONTINUING OPERATIONS	(55,041)	(9,549)	(187,612)	(9,549)

NET (LOSS) FROM DISCONTINUED OPERATIONS	$-	$(62,966)	$-	$(77,770)

NET (LOSS)	$(55,041)	$(72,515)	$(187,612)	$(87,319)

NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)

NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,105,907	48,300,000	49,105,907	48,300,000
The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(187,612)	$(9,549)
Net (loss) from discontinued operations	-	(77,770)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	10,943	-
Recovery of consulting fees due to cancellation of common stock	(223)	-
Changes in operating assets and liabilities:
Accounts receivable	7,013	-
Inventory		8,820
Advance to related entity	4,000
Prepaid expenses	(10,000)	-
Other receivable	750	-
Accounts payable	24,533	30,211
Accrued expenses	(15,796)	-

NET CASH (USED) IN OPERATING ACTIVITIES	(166,392)	(48,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	(18,557)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(18,557)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	134,430	97,000

Proceeds from note payable, related entity
Repayments of Notes Payable		(50,000)

Proceeds from note payable, related entity	5,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	139,430	47,000
The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
	2012	2011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(45,519)	$(1,288)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,995	1,685

CASH AND CASH EQUIVALENTS, END OF PERIOD	$476	$397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$-	$559

Taxes	$125	$-

NON-CASH FINANCING ACTIVITIES
Common stock re-purchased due to cancelled contract	$223	$-

The accompanying notes are an integral part of these financial statements

 SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

Principles of Consolidation

For the nine months ended September 30, 2012, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.
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
SEPTEMBER 30, 2012 AND 2011

NOTE 1                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Non-Cash Transaction

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the three months ended September 30, 2012 and 2011.

Saga Services & Equipment, Inc. recognizes revenue from the leasing of an oil field service rig when the services are completed.

Net Loss Per Share

The Company adopted ASC 260, “Earnings Per Share,” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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
SEPTEMBER 30, 2012 AND 2011

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
The following amounts have been segregated from continuing operations and reported as discontinued operations for the nine months ended September 30, 2012 and 2011:
	2012	2011
Operating expenses	$-	$77,770
Net (loss) from discontinued operations	$-	$(77,770)

SAGA ENERGY, INC. AND SUBSIDIARY
FORMERLY KNOWN AS DON MARCOS TRADING CO.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

NOTE 5                     RELATED PARTIES

The Company had multiple transactions with various related parties during the nine months ended September 30, 2012.  These included revenues of $16,200 and expenses of $90,890, respectively

NOTE 6                     SUBSEQUENT EVENTS

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

Principles of Consolidation

For the nine months ended September 30, 2012, we were consolidated with our wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the nine months ended September 30, 2012 and 2011.

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

There were no shares of common stock issued for services during the nine months ended September 30, 2012 and 2011.

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

Results for the Three and Nine Months Ended September 30, 2012 compared to the Three and Nine Months Ended September 30, 2011 (unaudited)

	Nine Months Ended September 30, 2012 (Unaudited)	Nine Months Ended September 30, 2011 (Unaudited)	Three Months Ended September 30, 2012 (Unaudited)	Three Months Ended September 30, 2011 (Unaudited)
Revenue - related entity	$16,200	$-	$0	$-
Operating expenses	203.812	-	55.041	-

Net (loss) from continuing operations	(187,612)	-	(55,041)	-

Net (loss) from discontinued operations		(14,804)		(7,921)

Net (loss)	$(187,612)	$(14,804)	$(55,041)	$(7,921)

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Saga Energy, Inc. did not have any revenue for the nine months ended September 30, 2012.  Saga Services & Equipment, Inc. had $16,200 of revenue from operations for the nine months ended September 30, 2012.  We had no revenue from operations for the nine months ended September 30, 2011.

Operating Expenses

We had operating expenses of $203,812 for the nine months ended September 30, 2012 mainly due to legal, professional, and consulting fees, and contract services.  We did not have any operating expenses for the nine months ended September 30, 2011 since all activities were reclassified as discontinued operations for that period.

Net Loss from Continuing Operations

Primarily as a result of our operating expenses, we had a net loss from continuing operations of $187,612 for the nine months ended September 30, 2012.  All activities for the nine months ended September 30, 2011 were reclassified as discontinued operations.

Net Loss from Discontinued Operations

We did not have any discontinued operations for the nine months ended September 30, 2012.  We had a net loss from discontinued operations of $14,804 for the nine months ended September 30, 2011 due to the company’s change in operations from distributing coffee to seeking opportunities in the energy industry.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	September 30, 2012	September 30, 2011
Current Assets	$10,663	$397
Current Liabilities	217,796	134,522
Deficit	$(207,133)	$(134,125)

The changes in our working capital are primarily due to the BSEP Notes and increased expenditures during the nine months ended September 30, 2012.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $166,391 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we experienced a net loss from continuing operations of $187,612, which included noncash items such as depreciation in the amount of $10,943 and a recovery of consulting fees due to the cancellation of a contract in the amount of $223. We had cash provided by repayment of an advance to a related entity in the amount of $4,000, a decrease in accounts receivable of $7,013, a decrease in other receivable of $750, and an increase in accounts payable of $24,533.  These were offset by an increase in prepaid expenses of $10,000 and a decrease in accrued expenses of $15,795

Our net cash used by continuing operations for the nine months ended September 30, 2011 was $9,549.  During the nine months ended September 30, 2011, we experienced a net loss from discontinued operations of $77,770.  We had cash increases from Inventory used of $ 8,820. And cash was provided from an increase in accounts payable of $30,211.

There was cash used by investing activities of $18,557 for the nine months ended September 30, 2012 due to the purchase of equipment to complete the refurbishment of the Workover Rig.

There was no net cash used by, or provided from, investing activities for the nine months ended September 30, 2011.

Cash provided by financing activities for the nine months ended September 30, 2012 was $ 139,430. Cash used by financing activities for the nine months ended September 30, 2011 was $ 47,000.  We had proceeds from stockholder notes of $139,430 for the nine months ended September 30, 2012.  We had proceeds from notes payable of $ 47,000 for the nine months ended September 30, 2011.

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

DATED: November 14, 2012
/s/ Ilyas Chaudhary
BY: Ilyas Chaudary
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