Form 10-K
period 2012-12-31
Saga Energy, Inc.
filed 2013-03-29
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The registrant had 49,100,000 shares of common stock outstanding as of March 20, 2013.

PART I

ITEM 1.                     BUSINESS.

Business Development

Saga Energy, Inc. (the “Company”) was incorporated as Don Marcos Trading Co. on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® coffee.

As of August 15, 2011, however, the Company experienced a change in control in which Earl T. Shannon, Steven W. Hudson, Scott W. Bodenweber, Peter Wright, and Mark E. Tupper, former management and directors, collective owners of an aggregate of 32,100,000 shares of the Company common stock, sold in a private transaction 32,075,000 of the shares held by them to a group of six purchasers for a total sales price of $286,000.  In connection with this sale, the former management and directors agreed to have their 5,000,000 options issued on February 1, 2007, constituting all outstanding options to purchase our shares, cancelled.  Also in connection with this sale, the Company transferred intellectual property and other assets relating to the Company’s old business and ceased operations as an importer and distributor of Don Marcos® coffee.

As agreed between the stockholder groups, Ilyas Chaudhary, George Djuhari, and Boedi Tjahjono replaced the former directors on the Company’s Board of Directors.  Earl T. Shannon resigned as President, and Ilyas Chaudhary was appointed as President and CEO.  Steven W. Hudson resigned as Executive Vice President.  Scott W. Bodenweber resigned as Chief Financial Officer and Dading Soetarso was appointed Chief Financial Officer.  Peter Wright resigned as Secretary and Aamna Virk was appointed as Secretary.  As reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, Aamna Virk resigned as Secretary and Carla Petty was appointed as Secretary as of February 10, 2012.  As reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, Dading Soetarso resigned as Chief Financial Officer and Ricardo Hsu was appointed Chief Financial Officer, Mr. Hsu and Shingo Araki were appointed to the Company's Board of Directors, and George Djuhari and Boedi Tjahjono resigned from the Company's Board of Directors on January 31, 2013.

On August 15, 2011, and effective February 20, 2012, the consent of a majority of the voting shares authorized an amendment to the Company’s Articles of Incorporation to effect a name change from Don Marcos Trading Company to Saga Energy, Inc. to more accurately reflect the business after the change in control transaction.  The consent of a majority of the voting shares was also given to change the trading symbol on the Over-the-Counter Quotation Bureau (OTC QB) from DNMO to SAGA to accurately reflect the new name.

Business of Registrant

Saga Energy, Inc. conducts activities in the energy industry, including leasing the Workover Rig (as defined below) and expanding into the upstream sector of the oil industry in the United States.

Service Rig Leasing

On December 22, 2011, the Company formed a wholly-owned subsidiary, Saga Services & Equipment, Inc., a Texas corporation (“SSEI”), to own the Workover Rig and conduct service rig leasing operations. SSEI owns a Cardwell A150 Pulling Unit (Year: 1985, Model: DC9364B) (the “Workover Rig”). The Workover Rig is currently undergoing additional repairs necessary to operate within safety protocols.

The Company has an oral agreement with Jovian Petroleum Corporation (“JPC”), a Delaware corporation, to provide accounting, administrative, and operational support to the Company.  JPC offers a wide array of operational services for oil and gas companies such as royalty calculations, oil tax calculations, field operations, marketing, remediation work, compliance, well workovers supervision, and develop and execute enhanced recovery methods. JPC’s management and directors have experience operating oil and gas properties in California, Oklahoma, New Mexico, and Texas. The Company intends to repair and rent the Workover Rig for daily rental in Creek County, Oklahoma. The daily rental rate is $1,800 per day without a crew. The Company does not provide the crew.

Expansion into Upstream Activities

The Company does not currently own any upstream (e.g., oil and gas property acquisition, exploration and production) businesses.  The Company is exploring other options toward expanding upstream as (i) operating oil and gas properties that are acquired; and (ii) participating as a third party, non-operated interest in exploration wells.   All upstream activities are currently planned to be based in the United States.  As of the date of this Annual Report on Form 10-K, the Company has not specifically identified any properties for acquisition or any exploration wells in which to participate.  The Company intends for any expansion into any upstream activity to be contingent upon (i) management finding suitable opportunities; and (ii) successful financing of identified opportunities.

Property Development and Production

Assuming the Company is able to obtain sufficient funds, it may acquire properties with existing quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation (“Proved Reserves”).  The Company intends to be the operator for any such properties acquired.

Participation in Exploration Wells

Assuming the Company is able to obtain sufficient funds, it will seek out opportunities to participate in exploration wells, also known as “wildcat wells”. The Company does not intend to be the operator for any exploration wells, but only invest in exploration wells operated by known and credible operators as determined by management.

Competition

The Company expects to face significant competition from other companies in the oil and gas industry should the business expand in upstream activities. Such competition can come from major integrated oil and gas companies and numerous independent oil and gas companies.  Many competitors have been in these businesses for decades and have an established market presence. With substantially greater financial, marketing, personnel and other resources, allowing these well established companies to easily adapt to changes in federal, state and local laws and regulations, pay more for oil and gas property acquisitions and exploratory participations, and implement new technologies.  The Company’s success is dependent on management’s ability to maintain and market the Workover Rig, to evaluate select acquisition and participation targets, and to consummate such transactions in this highly competitive environment.

Employees

The Company currently has no employees.  All services from within the Company are managed with third party agreements.

ITEM 1A.                  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.                     PROPERTIES

The Company’s office encompasses 800 square feet located in Orange, California in a building owned by Ilyas Chaudhary, our President and CEO.  Company management believes these premises are in good condition.  Mr. Chaudhary allows us to use this space free of charge on a month to month basis and has informed us that he intends to allow us to continue using the space free of charge until December 31, 2013, unless the building is sold by Mr. Chaudhary. At that time, we would need to relocate to new facilities.

As part of the oral agreement with JPC, the Workover Rig is stored on JPC properties in Slick, Oklahoma.  If the oral agreement is terminated with JPC, then the Workover Rig would need to obtain relocated to a new facility for storage.

ITEM 3.                     LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against the Company.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

The Company’s common stock is currently quoted on the OTC QB under the symbol “SAGA.”  However, there is no active trading in the stock.  The common stock was first eligible for quotation on the Over-the-Counter Bulletin Board on March 5, 2008 under the symbol “DNMO.”  The Company changed its symbol from DNMO to SAGA on September 22, 2011.  The last sale price of the common stock was $0.10 per share on March 28, 2008, without retail mark-up, mark-down or commissions.  The above quotations are inter-dealer quotations from market makers of our common stock.  At certain times the actual closing or opening quotations may not represent actual trades that took place.

Holders

As of March 20, 2013, there were 19 shareholders holding certificated securities.  The Company engaged Vstock Transfer, LLC as the stock transfer agent, which is located at 77 Spruce Street, Suite 20, Cedarhurst, NY 11598.  Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Dividends

The Company has paid no dividends on the common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 10, 2011, the Company entered into a Non-Exclusive Financial Advisory and Investment Banking Services Agreement (the “FA Agreement”) with Mundial Financial Group, LLC, a California limited liability company (“Mundial”), under which 25,000 shares of stock where issued to Mundial and agreed to pay Mundial commissions on total equity gross amounts funded to the Company. Both parties mutually cancelled the FA Agreement on of February 13, 2012, and the shares issued thereunder were cancelled.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Equity compensation plans approved by security holders	-0-	$-0-	5,000,000

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Principles of Consolidation

For the year ended December 31, 2012, the Company was consolidated with its wholly-owned subsidiary, SSEI.  All inter-company accounts and transactions have been eliminated.

Critical Accounting Policies

Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, several accounting principles have been identified that are key to the understanding of the financial statements. These important accounting policies require management’s most difficult, subjective judgments.

Revenue Recognition

The Company’s only revenue from operations for the years ended December 31, 2012 and 2011 came from SSEI’s leasing of the Workover Rig.

Change From Development Stage Enterprise

On December 26, 2011, operations began, through SSEI by leasing the Workover rig, which changed the Company’s status from being a development stage enterprise to becoming an operating company.  For the years ended December 31, 2012 and 2011, the Company had $25,200 and $9,000, respectively, in revenues from these operations.

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

Net Loss Per Share

The Company adopted ASC 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

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

The Company depreciates our oil field service equipment for financial reporting purposes using the straight-line method over a seven year period.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon our ability to locate sources of capital, and attain future profitable operations. Our management is currently initiating their business plan. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Results of Operations

You should read the selected financial data set forth below along with the Company’s discussion and the Company’s financial statements and the related notes. The Company has derived the financial data from our financial statements. The Company believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 (unaudited)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase/ (Decrease)
Revenue	$25,200	$9,000	$16,200
Operating expenses	248,883	118,217	130,666
Net loss from continuing operations	(223,683)	(109,217)	(114,466)
Net loss from discontinued operations	-	(74,819)	74,819
Net loss	$(223,683)	$(184,036)	$(39,647)
Net loss per share	$(0.00)	$(0.00)	$(0.00)

Revenues

The Company did not have any revenue for the year ended December 31, 2012.  Saga Services & Equipment, Inc. had $25,200 of revenue from operations for the year ended December 31, 2012.  Saga Energy, Inc. did not have any revenue for the year ended December 31, 2011.  Saga Services & Equipment, Inc. had $9,000 of revenue from operations for the year ended December 31, 2011.  We began to lease our oil field service equipment on December 26, 2011.

Operating Expenses

The Company had operating expenses of $248,883 for the year ended December 31, 2012 mainly due to professional fees, consulting fees, salaries and contract labor.  The Company had operating expenses of $118,217 for the year ended December 31, 2011 mainly due to professional fees, consulting fees and salaries.

Net Loss from Continuing Operations

Primarily as a result of our operating expenses, the company had a net loss from continuing operations of $223,683 for the year ended December 31, 2012.  Primarily as a result of our operating expenses, the company had a net loss from continuing operations of $109,217 for the year ended December 31, 2011.

Net Loss from Discontinued Operations

The Company had net losses from discontinued operations of $0 and $74,819 for the years ended December 31, 2012 and 2011, respectively.  This is due to our change in operations from distributing coffee to seeking opportunities in the energy industry.

Liquidity and Capital Resources

The Company currently has no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31, 2012	December 31, 2011
Current assets	$6,871	$57,945
Current liabilities	246,427	69,629
Deficit	$(239,556)	$(11,684)

The changes in our working capital are primarily due to the issuance of a note payable to a shareholder, an increase in accounts payable, a reduction in cash (see Changes in cash flows are summarized as follows section below) and our change in operations for the year ended December 31, 2012.  The changes in our working capital are primarily due to the purchase of our common stock and our change in operations for the year ended December 31, 2011.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $187,284 for the year ended December 31, 2012. During the year ended December 31, 2012, the company experienced a net loss from continuing operations of $223,383.  There were no activities resulting from discontinued operations in 2012.  Cash used by operations was due primarily to noncash activities such as depreciation in the amount of $14,591.  The Company had cash provided by an increase in accounts payable of $23,316, a decrease in accounts receivable of $7,013 and an increase in advances to a related entity of $4,000.  These were offset by a decrease in accrued expenses of $13,048.

Our net cash used by operations was $132,651 for the year ended December 31, 2011. During the year ended December 31, 2011, we experienced a net loss from continuing operations of $109,217, and a net loss from discontinued operations of $74,819.  These included noncash activities such as depreciation in the amount of $995, common stock issued for services in the amount of $1,741, and an abandonment of inventory of $8,820.  The Company had cash provided by an increase in accounts payable of $39,426 and an increase in accrued expenses of $12,353.  These were offset by an increase in accounts receivable of $7,200, an advance to a related entity of $4,000, and an increase in other receivable of $750.

There was cash used by investing activities of $18,557 and $73,039 for the years ended December 31, 2012 and 2011 due to the purchase of oil field service equipment.

Cash provided by financing activities for the years ended December 31, 2012 and 2011 was $166,530 and $250,000, respectively.  We had proceeds from notes payable to a stockholder of $166,530 for the year ended December 31, 2012.  We had proceeds from notes payable to a stockholder of $300,000, which was offset by a repayment of notes payable to a stockholder for $50,000 for the year ended December 31, 2011.

ITEM 7A                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

To the Board of Directors and Stockholders
Saga Energy. Inc.
Orange, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Saga Energy, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Saga Energy, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saga Energy, Inc. as of December 31, 2012 and 2011 and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 29, 2013

SAGA ENERGY, INC. AND SUBSIDIARY
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash	$6,684	$45,995
Accounts receivable	187	7,200
Advance to related entity	-	4,000
Other receivable	-	750
TOTAL CURRENT ASSETS	6,871	57,945

OIL FIELD SERVICE EQUIPMENT, NET of ACCUMULATED DEPRECIATION of $15,586 AND $995	86,549	82,583
TOTAL ASSETS	$93,420	$140,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Related	$19,852	$15,162
Unrelated	53,470	34,843
Accrued expenses	6,575	19,624
Notes payable, stockholder	166,530	-
TOTAL CURRENT LIABILITIES	246,427	69,629
TOTAL LIABILITIES	246,427	69,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value Authorized - 10,000,000 shares; Issued and outstanding -0- shares at December 31, 2012 and 2011, respectively	-	-
Common stock, no par value Authorized - 100,000,000 shares; Issued and outstanding - 49,100,000 and 49,125,000 shares at December 31, 2012 and 2011, respectively	544,972	545,195
Accumulated deficit	(697,979)	(474,296)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(153,007)	70,899
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93,420	$140,528

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
REVENUES	$25,200	$9,000

OPERATING EXPENSES	248,883	118,217

NET LOSS FROM CONTINUING OPERATIONS	(223,683)	(109,217)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(74,819)

NET LOSS	$(223,683)	$(184,036)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,102,937	48,400,548

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
TATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
DECEMBER 31, 2012

	Common Stock		Deficit Accumulated During The Development	Accumulated
	Shares	Amount	Stage	Deficit	Total
BALANCE, DECEMBER 31, 2009	48,300,000	$243,454	$(255,620)	$-	$(12,166)

Net loss for the year ended December 31, 2010	-	-	(34,640)	-	(34,640)

BALANCE, DECEMBER 31, 2010	48,300,000	243,454	(290,260)	-	(46,806)

Common stock issued for services	225,000	1,741	-	-	1,741

Common stock issued for notes payable	600,000	300,000	-	-	300,000

Transfer from development stage company to operating company	-	-	290,260	(290,260)	-

Net loss for the year ended December 31, 2011	-	-	-	(184,036)	(184,036)

BALANCE, DECEMBER 31, 2011	49,125,000	$545,195	$-	$(474,296)	$70,899

Canceled shares of common stock	(25,000)	(223)	-	-	(223)

Net loss for the year ended December 31, 2012	-	-	-	(223,683)	(223,683)

BALANCE, DECEMBER 31, 2012	49,100,000	$544,972	$-	$(697,979)	$(153,007)

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(223,683)	$(109,217)
Net loss from discontinued operations	-	(74,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,591	995
Common stock issued for services	-	1,741
Cancelation of common stock	(223)	-
Abandonment of inventory	-	8,820
Changes in operating assets and liabilities:
Accounts receivable	7,013	(7,200)
Advance to related entity	4,000	(4,000)
Other assets and receivable	750	(750)
Accounts payable	23,316	39,426
Accrued expenses	(13,048)	12,353
NET CASH USED IN OPERATING ACTIVITIES	(187,284)	(132,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	(18,557)	(73,039)
NET CASH USED BY INVESTING ACTIVITIES	(18,557)	(73,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	166,530	300,000
Repayment of notes payable, stockholder	-	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	166,530	250,000

NET INCREASE (DECREASE) in CASH AND CASH EQUIVALENTS	(39,311)	44,310
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45,995	1,685
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,684	$45,995

SUPPLEMENTAL DISCLOSURE of CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest	$-	$559
Taxes	$-	$-

NON-CASH INVESTING ACTIVITIES
Oil field service equipment purchase included in accounts payable	$-	$10,539

NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$1,741
Conversion of notes payable, stockholder, to shares of common stock	$-	$300,000

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Principles of Consolidation

For the years ended December 31, 2012 and 2011, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the years ended December 31, 2012 and 2011.

Saga Services & Equipment, Inc. recognizes revenue from the leasing of an oil field service rig when the services are completed.  In the years ended December 31, 2012 and 2011, all of the Company’s revenues came from a related party.

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

SAGA ENERGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3   ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 2012 and 2011:

	2012	2011
Accounts receivable	$187	$7,200
Less: allowance for doubtful accounts	-	-
	$187	7,200

There was no allowance for doubtful accounts for the years ended December 31, 2012 and 2011.

SAGA ENERGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 4   ADVANCE TO RELATED ENTITY

On December 29, 2011, the Company loaned $4,000 to a related entity.  The amount was repaid in March 2012.

NOTE 5   OIL FIELD SERVICE EQUIPMENT

The Company’s equipment consists of the following at December 31, 2012 and 2011:

	2012	2011
Oil field service equipment, cost	$102,135	$83,578
Less: accumulated depreciation	15,586	995
	$86,549	$82,583

 NOTE 6   ACCOUNTS PAYABLE, RELATED

Accounts payable to related entities consists of the following at December 31, 2012 and 2011:

	2012	2011
Legal fees	$-	$5,836
Salaries	13,669	8,616
Office supplies	6,183	710
	$19,852	$15,162

In the year ended December 31, 2012, the Company made payments totaling approximately $152,000 to unconsolidated related parties.

NOTE 7   ACCOUNTS PAYABLE, UNRELATED

Accounts payable to unrelated entities consists of the following at December 31, 2012 and 2011:

	2012	2011
Legal fees	$45,502	$18,934
Oil field service equipment	-	10,539
Consulting	5,039	5,000
Office supplies	2,929	370
	$53,470	$34,843

NOTE 8   NOTES PAYABLE, STOCKHOLDER

During 2012, the Company had notes payable from an officer-stockholder of the Company.  The total amount of the notes was $166,530 at December 31, 2012.  The notes, which were unsecured, accrued interest at 5%

NOTE 9   PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

SAGA ENERGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

The following amounts have been segregated from continuing operations and reported as discontinued operations as of December 31, 2012 and 2011:

	2012	2011
Operating expenses	$-	$74,819
Net (loss) from discontinued operations	-	(74,819)

NOTE 12   INCOME TAXES

Provision (Benefit)

There was no income tax provision (benefit) for the years ended December 31, 2012 and 2011.

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows:

	2012	2011
Net operating loss carryforwards	$221,000	$33,000
Less valuation allowance	(221,000)	(33,000)
Net deferred tax assets	$-	$-

Summary of valuation allowance:

	2012	2011
Balance, beginning of year	$33,000	$59,000
Increase (decrease) for the year	(188,000)	(26,000)
Balance, end of year	$(221,000)	$33,000

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

SAGA ENERGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Net Operating Loss Carryforwards

Year of Loss	2011	2010	Expiration Date
December 31, 2007	$87,000	$87,000	December 31, 2027
December 31, 2008	43,000	43,000	December 31, 2028
December 31, 2009	31,000	31,000	December 31, 2029
December 31, 2010	35,000	35,000	December 31, 2030
January 1, 2011 through August 14, 2011	75,000	-	December 31, 2031
	271,000	196,000
Carryforwards lost due to sale of common stock to new stockholders	(271,000)	(196,000)
Subtotal	-	-
August 15, 2011 through December 31, 2011	109,000	-	December 31, 2031
December 31, 2012	112,000	-	December 31, 2032
Subtotal	221,000	-
	$221,000	$-

NOTE 13   INTEREST EXPENSE

Interest expense was $5,951 and $1,237 for the years ended December 31, 2012 and 2011, respectively.

NOTE 14   SUBSEQUENT EVENTS

On January 31, 2013, Dading Soetarso resigned from his position as Chief Financial Officer of the Company, George Djuhari tendered his resignation from his position as Director of the Company and Boedi Tjahjono resigned from his position as Director of the Company, effective the date their successors are duly appointed and qualified.

Effective January 31, 2013, Ricardo Hsu has been appointed the Chief Financial Officer and as Director of the Company and Shingo Araki has been appointed as Director of the Company.

The Company has not entered into any written or oral agreement with Mr. Hsu or Mr. Araki.  There is no familial relationship between Mr. Araki, Mr. Hsu, and any of the Company's directors or executive officers.  There have been no transactions or any currently proposed transactions in which Mr. Hsu or Mr. Araki were or are to be participants in which they have or will have a direct or indirect material interest.

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal-year.  Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with our Board of Directors.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

On January 31, 2013, our company underwent a change in some of its officers and directors.  As of that date, our executive officers and directors are as follows:

Name	Age	Position
Ilyas Chaudhary	66	Director, President and CEO
Ricardo Hsu	39	Director, Chief Financial Officer
Carla Petty	53	Secretary
Shingo Araki	43	Director

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

Ricardo Hsu, Chief Financial Officer and Director. Mr. Ricardo Hsu has served as our Chief Financial Officer and Director since January 31, 2013.  Mr. Hsu has served as the Chief Financial Officer of Kingstar S.A., a Guatemala corporation involved in trade of goods between Asia, North America & South America, since August 2004.  He served as the Chief Financial Officer of Network Fueling Corporation, a Colorado corporation involved in managing truck stops and cardlock facilities across California, Colorado, Nevada, New Mexico, and Wyoming, from January 2002 to July 2004.  Mr. Hsu also served as the Chief Financial Officer of Zelcom Industries, Inc., a California based Information Technology company, from October 1998 to December 2001.  Mr. Hsu received a Masters in Business Administration from Woodbury University in 1998.

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

Shingo Araki, Director. Mr. Araki has served as one of our directors since January 2013.  Mr. Araki has served as Creative Director for ASG Renaissance, a Michigan based marketing and Public Relations agency for Jaguar and Land Rover North America, since August 2005. He also served as Creative Director for Tuningwerks Magazine, a boutique European automobile publication, from January 2002 to July 2005. Mr. Araki served as Vice President and Creative Director of Zelcom Industries, Inc., a California based Information Technology company, from September 1999 to September 2001. Mr. Araki graduated from the prestigious Art Center College of Design in Pasadena, California in 1994.

Relationships Between Our Officers, Directors and Major Shareholders

Mr. Ilyas Chaudhary is the father of Mr. Faisal Chaudhary and Ms. Aamna Virk, our former Secretary.  Each of Mr. Ilyas Chaudhary, Mr. Faisal Chaudhary and Ms. Aamna Virk is a beneficial owner of over 5% of our shares.  (See “Security Ownership of Certain Beneficial Owners and Management.”)

Blue Sky Energy, an owner of 9.6% of our outstanding common stock, and Blue Sky Langsa are wholly-owned subsidiaries of Blue Sky International, which is wholly owned by the Foundation, our majority shareholder.  Ilyas Chaudhary, our President; Aamna Virk, the daughter of Ilyas Chaudhary; and Faisal Chaudhary, the son of Ilyas Chaudhary, hold the following positions in Blue Sky Langsa, Blue Sky Energy, Blue Sky International, and the Foundation:

·	Faisal Chaudhary is President; Aamna Virk is Vice President and Secretary; and Aamna Virk and Faisal Chaudhary are directors of Blue Sky International;

·	Ilyas Chaudhary is President; Faisal Chaudhary is Vice President; Aamna Virk is Secretary; and Ilyas Chaudhary, Aamna Virk and Faisal Chaudhary are all of the directors of Blue Sky Energy;

·	Faisal Chaudhary is President; Aamna Virk is Vice President; and Aamna Virk and Faisal Chaudhary are two of the four directors of Blue Sky Langsa; and

·	Aamna Virk is the Secretary; and Aamna Virk and Faisal Chaudhary are two of the five members of the Board of Trustees of the Foundation.

Meetings of the Board of Directors and Information Regarding Committees

There currently are no committees of the Board of Directors.

The Board of Directors held four meetings by written consent in 2012.  All Directors attended 100% of the meetings of the Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the  ”Exchange Act”) requires that our Officers and Directors and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC.  Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the 2012 fiscal year, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Ilyas Chaudhary, CEO, President, and Director	1	1
Carla Petty, Secretary	1		Form 3
Faisal Chaudhary	1
Aamna Virk	1

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ilyas Chaudhary, President & CEO, Director (1)	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)  Appointed as an officer on August 18, 2011.

Employment Agreements

The Company currently has no employment agreements with any of its officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2012 provided for or contributed to by us.

Director Compensation
Director Compensation Table

The following table details all compensation earned by our non-employee directors during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
George Djuhari	$-0-	$-0-	$-0-
Boedi Tjahjono	$-0-	$-0-	$-0-

Grants of Plan Based Awards

There were no grants of plan based awards made in 2012 or 2011.

Outstanding Equity Awards at Fiscal Year-End

In order to compensate our officers and directors, the Company adopted an Incentive and Non-Statutory Stock Option Plan on February 1, 2007 (the “2007 Plan”).  Under the 2007 Plan, 5,000,000 shares of common stock are reserved for issuance as stock options.  The 2007 Plan shall terminate on February 1, 2017.

As of the date hereof, there are no options issued pursuant to the 2007 Plan.

Other than the 2007 Plan, the Company does not currently have any arrangements or contracts pursuant to which its officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2013, certain information with respect to our equity securities owned of record or beneficially by (i) each of our named executive officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and officers as a group.  All calculations are based on 49,100,000 shares of common stock outstanding as of March 20, 2013.

Name of Beneficial Owner	Number of Shares of Common Stock		Percent of Class
Ilyas Chaudhary, President, CEO and Director	4,768,958	(1)	9.7%
Ricardo Hsu, CFO and Director	2,370,000		4.8%
Shingo Araki, Director	-0-		*
Carla Petty, Secretary	-0-		*
All directors and officers as a group (4 people)	7,138,958		14.5%
Danyal Chaudhary Foundation	25,801,875		52.5%
Faisal Chaudhary	5,520,833	(1)	11.2%
Aamna Virk	5,520,833	(1)	11.2%
Blue Sky Energy & Power, Inc.	4,718,958		9.6%
Arshad Farooq	2,776,875		5.7%

*  Less than 1%.

(1)
Includes 4,718,958 shares held in the name of Blue Sky Energy, over which Ilyas Chaudhary, Aamna Virk and Faisal Chaudhary share voting power and control Board of Directors. Blue Sky Energy is wholly owned by Blue Sky International, which is wholly owned by the Foundation.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company has not entered into any material transactions with any director, executive officer, promoter, security holder who is a beneficial owner of 5% or more of our common stock, or any immediate family member of such persons other than as set forth below.

Office Space

Ilyas Chaudhary, the Company’s President and CEO, furnishes to the Company an office space of 800 square feet, a value of approximately $2,000 per month, on a rent-free, month to month basis until December 31, 2013 or sooner if the property is sold.

Loans from Officers and Stockholders

None

Stock Purchase Agreement with Blue Sky Energy

On November 8, 2011, the Company entered into a Stock Purchase Agreement with Blue Sky Energy pursuant to which the Company sold 600,000 shares of its common stock to Blue Sky Energy for a purchase price of $300,000 ($0.50/share). The purchase price was paid by the conversion of promissory notes owed by us to Blue Sky Energy, including $97,000 in notes payable to Blue Sky Energy and its related entities prior to October 2011 and $201,126.49 loaned to the Company by Blue Sky Energy during October and November 2011.

Transactions with JPC

Mr. Faisal Chaudhary is a member of the Board of Directors and management of JPC, owns over 10% of the outstanding shares of JPC and is: (i) the son of Ilyas Chaudhary, our President and CEO and one of our directors; (ii) the brother of Aamna Virk, a beneficial owner of over 5% of the Company’s shares of common stock; and (iii) a beneficial owner of over 5% of our shares of the Company’s common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

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

On December 29, 2011, the Company made a no-interest loan of $4,000 to Pyramid GOM.  This loan was repaid in March 2012.

Director Independence

The Company applies the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding its directors and has affirmatively determined that all of the directors serving on the Board are independent of us under NASDAQ rules, with the exception of Ilyas Chaudhary, who is also our President and CEO.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver Martin & Samyn, LLC (f/k/a Weaver & Martin, LLC) (“Weaver”)

Weaver is our independent auditor and examined our financial statements for the years ended December 31, 2012 and 2011. Weaver performed the services listed below and was paid the fees listed below for the years ended December 31, 2012 and 2011.

Audit Fees

Weaver was paid aggregate fees of approximately $16,958 and $20,111 for the years ended December 31, 2012 and 2011, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2012 and 2011.

Audit Related Fees

Weaver was not paid additional fees for the years ended December 31, 2012 and 2011 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Weaver was not paid fees for the years ended December 31, 2012 and 2011 or professional services rendered for tax compliance, tax advice, and tax planning during this fiscal year period.

All Other Fees

Weaver was not paid any other fees for professional services during the years ended December 31, 2012 and 2011.

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

 3. Exhibits

Exhibit	Description
3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 19991
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 20031
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 20071
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 20071
3.5	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed August 22, 20115
3.6	Articles of Correction to Articles of Incorporation of Don Marcos Trading Co., filed September 2, 20115
3.7	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 20071
10.1	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 20071
10.4	Stock Purchase Agreement with Blue Sky Energy & Power, Inc., dated November 8, 20112
10.5	Bill of Sale with Ricardo Hsu, dated November 8, 20112
10.6	Summary of Oral Repairs Agreement with Jovian Petroleum Corporation2
10.7	Promissory Notes with Blue Sky Energy and Power, Inc. and affiliates from June 24, 2011 through November 2, 20113
10.8	Summary of Oral Agreements with Affiliates5
10.1	Promissory Note with Blue Sky Energy & Power, Inc., dated March 31, 20126
14	Code of Ethics4
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1  Incorporated by reference from our Registration Statement on Form SB-2, filed on May 15, 2007, as amended (Registration No. 333-142976).
2  Incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2011.
3  Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2011.
4  Incorporated by reference from our Annual Report on Form 10-KSB, filed on March 31, 2008.
5  Incorporated by reference from our Annual Report on Form 10-K, filed on March 30, 2012.
6  Incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGA ENERGY, INC.

DATED: March 29, 2013	By: /s/ Ilyas Chaudhary
Ilyas Chaudhary
Director, President
(Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: March 29, 2013	By: /s/ Ilyas Chaudhary
Ilyas Chaudhary
Director, President
(Principal Executive Officer and Director)

DATED: March 29, 2013	By: /s/ Ricardo Hsu
Ricardo Hsu
Director, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Director)

DATED: March 29, 2013	By: /s/ Shingo Araki
Shingo Araki
Director