Form 10-Q
period 2013-03-31
Saga Energy, Inc.
filed 2013-05-08
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of May 1, 2013, the number of shares of common stock outstanding was 49,100,000.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SAGA ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$451	$6,684
Accounts receivable	187	187
TOTAL CURRENT ASSETS	638	6,871

OIL FIELD SERVICE EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $19,234 AND $15,586	82,901	86,549
TOTAL ASSETS	$83,539	$93,420

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable
Related	$19,852	$19,852
Unrelated	65,985	53,470
Accrued expenses	9,481	6,575
Note payable, shareholder	192,138	166,530
TOTAL CURRENT LIABILITIES	287,456	246,427
TOTAL LIABILITIES	287,456	246,427

SHAREHOLDERS’ DEFICIT
Preferred stock, no stated value; Authorized - 10,000,000 shares; Issued and outstanding - -0- shares	-	-
Common stock, no par value; Authorized - 100,000,000 shares; Issued and outstanding - 49,100,000 and 49,100,000 shares at March 31, 2013 and December 31, 2012, respectively	544,972	544,972
Accumulated deficit	(748,889)	(697,979)
TOTAL SHAREHOLDERS’ DEFICIT	(203,917)	(153,007)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$83,539	$93,420

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
REVENUES – RELATED ENTITY	$-	$9,000

OPERATING EXPENSES	50,910	85,975

NET LOSS	$(50,910)	$(76,975)

NET LOSS PER SHARE – BASIC AND DILUTED	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	49,100,000	49,111,813

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,910)	$(76,975)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	3,648	3,348
Recovery of consulting fees due to cancellation of common stock	-	(223)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,800)
Advance to related entity	-	3,125
Prepaid expenses	-	(10,000)
Other receivable	-	750
Accounts payable	12,516	26,634
Accrued expenses	2,906	(15,654)
NET CASH USED IN OPERATING ACTIVITIES	(31,840)	(70,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	-	(18,257)
NET CASH USED BY INVESTING ACTIVITIES	-	(18,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, shareholder	25,607	44,735
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,607	44,735

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,233)	(44,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,684	45,995
CASH AND CASH EQUIVALENTS, END OF PERIOD	$451	$1,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-
Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Common stock re-purchased due to cancelled contract	$-	$223

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

Principles of Consolidation

For the three months ended March 31, 2013, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue from the leasing of an oil field service rig when the services are completed.

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

SAGA ENERGY, INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

Income Taxes

The Company follows the accounting principle for uncertainty in income tax guidance which clarifies the accounting and recognition for tax positions taken or expected to be taken in its income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008 to 2012.  In evaluating the Company’s tax provisions and accruals, future taxable income, the reversal of temporary differences, and tax planning strategies are considered.

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

NOTE 3                                RELATED PARTIES

The Company had multiple transactions with various related parties during the three months ended March 31, 2013.  In addition, on March 31, 2012, the Company entered into a one-year $44,735 promissory note with Blue Sky Energy & Power, Inc. (“BSEP”), one of our stockholders and an affiliate of our majority stockholder, with interest accruing at the rate of 7% per annum and payable quarterly (the “BSEP Note”).  An amendment signed on October 29, 2012 allows the parties to extend the due date on a yearly basis.  On March 31, 2013, by agreement with BSEP, the due date of the BSEP Note has been extended to March 31, 2014.  The increase in the balance due on BSEP Note, includes expenses of $25,607, which increased the total of the BSEP Note to $192,138.

NOTE 4                                NOTES PAYABLE, SHAREHOLDER

As of March 31, 2013, the Company had notes payable from an officer-shareholder of the Company.  At March 31, 2013 and December 31, 2012, the outstanding amount of the notes was $192,138 and $166,530, respectively.  The notes, which were unsecured, accrued interest at 7%.

NOTE 5                                SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We were incorporated on May 11, 1999 in the state of Florida.  On August 15, 2011, the control of the company changed due to the majority stockholders selling their stock to a new group of stockholders.  After the sale, we now concentrate on conducting activities in the energy industry, including leasing the Workover Rig that we completed refurbishing on March 19, 2012 and expanding into the upstream sector of the oil industry in the United States.  After the sale, we changed our name to Saga Energy, Inc. from Don Marcos Trading Co. and changed our trading symbol on the Over-the-Counter Quotation Bureau (OTC QB) from DNMO to SAGA.

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

Principles of Consolidation

For the three months ended March 31, 2013, we were consolidated with our wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from the leasing of an oil field service rig when the services are completed.

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

Common Stock

On February 13, 2012, we cancelled our agreement for financial advisory and investment banking services with an investment banking firm.  The investment banking firm returned for cancellation the 25,000 shares of common stock it received under the contract.  There have been no common stock transactions since that date.

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

There were no shares of common stock issued for services during the three months ended March 31, 2013 and 2012.

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

 Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 (unaudited)

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Increase/ (Decrease)
Revenue - related entity		$-		$9,000		$9,000
Operating expenses		50,910		85,975		85,975
Net loss	$	(50,910)	$	(76,975)		$70,092

Net loss per share	$	(0.00)	$	(0.00)	$	(0.00)

Saga Energy, Inc. did not have any revenue for the three months ended March 31, 2013 or 2012.  Saga Services & Equipment, Inc. had $0 and $9,000 of revenue from operations for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses

We had operating expenses of $50,910 and $85,975 for the three months ended March 31, 2013 and 2012, respectively, mainly due to professional fees, consulting fees, and salaries.

 Net Loss

Primarily as a result of our operating expenses, we had a net loss of $50,910 and $76,975 for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	March 31, 2013		March 31, 2012
Current Assets		$638		$21,553
Current Liabilities		287,456		125,344
Net working capital	$	(286,818)	$	(103,791)

The changes in our working capital are primarily due to increased borrowings on the BSEP Note and expenditures during the three months ended March 31, 2013.

Changes in cash flows are summarized as follows:

Our net cash used by operation activities was $31,840 for the three months ended March 31, 2013.  During the three months ended March 31, 2013, we experienced a net loss of $50,910, which included noncash items such as depreciation in the amount of $3,648.  We had cash provided by increases in accounts payable of $12,516 and accrued expenses of $2,906.

Our net cash used by operation activities was $70,795 for the three months ended March 31, 2012.  During the three months ended March 31, 2012, we experienced a net loss of $76,975, which included noncash items such as depreciation in the amount of $3,348 and a recovery of consulting fees due to the cancellation of a contract in the amount of $223.  We had cash provided by an advance from a related entity in the amount of $3,125, a decrease in other receivable of $750 and an increase in accounts payable of $26,634.  These were offset by an increase in accounts receivable of $1,800, an increase in prepaid expenses of $10,000, and a decrease in accrued expenses of $15,654.

There was cash used by investing activities of $0 and $18,257 for the three months ended March 31, 2013 and 2012, respectively, due to the purchase of equipment to complete the refurbishment of the Workover Rig.

Cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $25,607 and $44,735, respectively.  In the three months ended March 31, 2013, from additional proceeds from the BSEP.  We had proceeds from the BSEP Note of $44,735 for the three months ended March 31, 2012.

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

DATED: May 8, 2013	SAGA ENERGY, INC.

/s/ Ilyas Chaudhary
BY: Ilyas Chaudhary
ITS: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ricardo Hsu
BY: Ricardo Hsu
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