Form 10-Q
period 2013-09-30
Saga Energy, Inc.
filed 2013-11-12
CIK 1386765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013, the number of shares of common stock outstanding was 49,100,000.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SAGA ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$140	$6,684
Accounts receivable – related entity	187	187
TOTAL CURRENT ASSETS	327	6,871

OIL FIELD SERVICE EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $26,529 AND $15,586	75,606	86,549
TOTAL ASSETS	$75,933	$93,420

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable
Related	$19,852	$19,852
Unrelated	67,506	53,470
Note payable, stockholder	215,919	166,530
Accrued expenses	16,487	6,575
TOTAL CURRENT LIABILITIES	319,764	246,427

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no stated value; Authorized - 10,000,000 shares; Issued and outstanding -0- shares	-	-

Common stock, no par value; Authorized - 100,000,000 shares; Issued and outstanding - 49,100,000 shares at September 30, 2013 and 49,100,000 at December 31, 2012	544,972	544,972
Accumulated deficit	(788,803)	(697,979)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(243,831)	(153,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$75,933	$93,420

The accompanying notes are an integral part of these financial statements.

SAGA ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012

REVENUES	$-	$-	$-	$16,200

OPERATING EXPENSES	14,376	51,836	80,912	200,607

NET (LOSS) FROM OPERATIONS	(14,376)	(51,836)	(80,912)	(184,407)

INTEREST	3,589	3,205	9,912	3,205

NET (LOSS)	$(17,965)	$(55,041)	$(90,824)	$(187,612)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,105,907	49,105,907	49,105,907	49,105,907

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(90,824)	$(187,612)
Net (loss) from discontinued operations	-	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	10,943	10,943
Recovery of consulting fees due to cancellation of common stock	-	(223)
Changes in operating assets and liabilities:
Accounts receivable	-	7,013
Advance to related entity	-	4,000
Prepaid expenses	-	(10,000)
Other receivable	-	750
Accounts payable	14,037	24,533
Accrued expenses	9,912	(15,796)

NET CASH (USED) IN OPERATING ACTIVITIES	(55,932)	(166,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil field service equipment	-	(18,557)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(18,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholder	49,388	134,430

Repayment of Notes Payable	-	-

Proceeds from note payable, related entity	-	5,000

NET CASH (USED) IN OPERATING ACTIVITIES	49,388	139,430

The accompanying notes are an integral part of these financial statements

SAGA ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(6,544)	$(45,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,684	45,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$140	$476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$-	$-

Taxes	$-	$125

NON-CASH FINANCING ACTIVITIES
Common stock re-purchased due to cancelled contract	$-	$223

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

Principles of Consolidation

For the nine months ended September 30, 2013, the Company was consolidated with its wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the three and nine months ended September 30, 2013.

Saga Services & Equipment, Inc. did not have any revenue for the three and nine months ended September 30, 2013.

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

SAGA ENERGY, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3                     RELATED PARTIES

The Company had multiple transactions with various related parties during the nine months ended September 30, 2013.  These included expenses of $90,824.

In addition, on September 30, 2013 , the Company entered into a one-year $7,266 promissory note with Blue Sky Energy & Power, Inc. (BSEP), one of our stockholders and an affiliate of our majority stockholder, with interest accruing at a rate of 7% per annum and payable quarterly (the “BSEP Note”).

NOTE 4                     NOTES PAYABLE, SHAREHOLDER

As of September 30, 2013, the Company had notes payable from an officer-shareholder of the Company. At September 30, 2013 and December 31, 2012, the outstanding amount of the notes was $215,919 and $166,530, respectively. The notes, which were unsecured, accrued interest at 7%.

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

Principles of Consolidation

For the nine months ended September 30, 2013, we were consolidated with our wholly-owned subsidiary, Saga Services & Equipment, Inc.  All inter-company accounts and transactions have been eliminated.

Revenue Recognition

Saga Energy, Inc. did not have any revenue for the nine months ended September 30, 2013.

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

There were no shares of common stock issued for services during the nine months ended September 30, 2013 and 2012.

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

Results for the Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012 (unaudited)

	Nine Months Ended September 30, 2013 (Unaudited)	Nine Months Ended September 30, 2012 (Unaudited)	Three Months Ended September 30, 2013 (Unaudited)	Three Months Ended September 30, 2012 (Unaudited)
Revenue - related entity	$0	$16,200	$0	$0
Operating expenses	80,912	200,607	14,376	51,836

Net (loss) from Operations	(80,912)	(184,407)	(14,376)	(51,836)

Interest	9,912	3,205	3,589	3,205

Net (loss)	$(90,824)	$(187,612)	$(17,965)	$(55,041)

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Saga Energy, Inc. did not have any revenue for the nine months ended September 30, 2013.  Saga Services & Equipment, Inc. did not have any revenue from operations for the nine months ended September 30, 2013.  Saga Services & Equipment, Inc had $16,200 revenue from operations for the nine months ended September 30, 2012.

Operating Expenses

We had operating expenses of $80,912 for the nine months ended September 30, 2013 mainly due to legal, professional, and consulting fees, and contract services.  We had operating expenses of $200,607 for the nine months ended September 30, 2012 mainly due to legal, professional, and consulting fees, and contract services.

Net Loss

Primarily as a result of our operating expenses, we had a net loss of $90,824 for the nine months ended September 30, 2013.  As a result of our operating expenses, we had a net loss from of $187,612for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	September 30, 2013	September 30, 2012
Current Assets	$327	$10,663
Current Liabilities	319,764	217,796
Deficit	$(319,437)	$(207,133)

The changes in our working capital are primarily due to the BSEP Notes and increased expenditures during the nine months ended September 30, 2013.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $55,932 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we experienced a net loss of $90,824, which included noncash items such as depreciation in the amount of $10,943. We had cash provided by an increase in accounts payable of $14,037, and an increase of accrued expenses of $9,912.

Our net cash used by operations for the nine months ended September 30, 2012 was $166,392.  During the nine months ended September 30, 2012, we experienced a net loss of $187,612, which included noncash items such as depreciation in the amount of $10,943 and a recovery of consulting fees due to the cancellation of a contract in the amount of $223.  We had cash provided by repayment of an advance to a related entity in the amount of $4,000, a decrease in accounts receivable of $7,013, a decrease in other receivable of $750, and an increase in accounts payable of $24,533. There were offset by an increase in prepaid expenses of $10,000 and a decrease in accrued expenses of $15,796.

There was not net cash used by, or provided from investing activities for the nine months ended September 30, 2013.

There was cash used by investing activities of $18,557 for the nine months ended September 30, 2012 due to the purchase of equipment to complete the refurbishment of the Workover Rig.

Cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $49,388 and $134,430, respectively. We had proceeds from the BESP Notes of $49,388 for the nine months ended September 30, 2013. We had proceeds from the BESP Notes of $134,430 and proceeds from a related party note of $5,000 for the nine months ended September 30, 2012.

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

DATED: November 12, 2013
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