Form 10-K
period 2013-12-31
Saga Energy, Inc.
filed 2015-06-22
CIK 1386765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

Commission file number: 000-52692

SAGA ENERGY, INC.
(Exact name of registrant as specified in its chapter)
Florida	65-0921319
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
7107 S. Yale Suite 304 Tulsa, Oklahoma	74136
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 960-4742

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there is no active trading in the Company’s stock and no shares have been traded publicly on any market or exchange since at least March 28, 2008.

The registrant had 99,100,000 shares of common stock outstanding as of January 31, 2015.

CAUTIONARY NOTE REGARDING

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties associated with such forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; future cash needs; future operations; business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context below, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Saga Energy” refer to Saga Energy, Inc. and its subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business.

Business Development

Saga Energy, Inc. (the “Company”) was incorporated as Don Marcos Trading Co. on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® coffee.

Effective in August 2011, the Company experienced a change in control in which Earl T. Shannon, Steven W. Hudson, Scott W. Bodenweber, Peter Wright, and Mark E. Tupper, former management and directors, collective owners of an aggregate of 32,100,000 shares of the Company’s common stock, sold in a private transaction 32,075,000 of the shares held by them to a group of six purchasers for a total sales price of $286,000.  In connection with this sale, the former management and directors agreed to have their 5,000,000 options issued on February 1, 2007, constituting all outstanding options to purchase our shares, cancelled.  Also in connection with this sale, the Company transferred intellectual property and other assets relating to the Company’s old business and ceased operations as an importer and distributor of Don Marcos® coffee and shortly thereafter changed its operations to activities in the energy industry, including owning a Workover Rig and conducting service rig leasing operations, which have since ceased in connection with the change of control which took place in January 2014 as described below.

On August 15, 2011, and effective February 20, 2012, shareholders holding a majority of the voting shares of the Company authorized an amendment to the Company’s Articles of Incorporation to effect a name change from Don Marcos Trading Company to Saga Energy, Inc. to more accurately reflect the business after the change in control transaction.  The consent of a majority of the voting shares was also given to change the Company’s trading symbol on the OTCQB market from DNMO to SAGA to accurately reflect the new name.

On January 2, 2014, we entered into a Share Exchange Agreement with Gulf E&P Ltd, a Texas corporation (“Gulf E&P LTD.”) and its sole shareholder, K&M LLC, a Texas limited liability company beneficially owned and controlled by J. Michael Myers. Pursuant to the Share Exchange Agreement, which closed on January 4, 2014, the Company acquired 100% of the outstanding shares of common stock of Gulf E&P LTD. (which became a wholly-owned subsidiary of the Company as a result of the transaction) in consideration for an aggregate of 50,000,000 shares of the Company’s common stock which were issued to K&M LLC.  The Share Exchange Agreement contains customary representations, warranties, covenants, and indemnity provisions for transactions of similar nature and size.

Concurrent with the closing of the Share Exchange Agreement, we changed our business focus to that of Gulf E&P LTD., offshore oil and gas exploration and production.  Gulf E&P LTD. owns certain properties in the Gulf of Mexico and focuses on offshore production.

Pursuant to the Share Exchange Agreement, Mr. Myers, through his control of K&M LLC, obtained majority voting (50.5%) control over the Company, which resulted in a change of control.

Because the Share Exchange Agreement closed January 2, 2014, the financial statements included herewith do not take into account or include Gulf E&P LTD., except as otherwise noted.

Business Operations

Upstream Activities

In managing our business, we are concerned primarily with maximizing return on shareholders’ equity. To accomplish this primary goal, we plan to focus on establishing hydrocarbon production and reserves. We strive to grow our reserves and production through acquisitions and our workover/drilling programs. We have focused on acquiring properties where we can develop an inventory of workover/drilling prospects that will enable us to continue to add reserves post-acquisition.

By and through our January 2014 acquisition of Gulf E&P LTD., we have - - acquired contractual rights for the use of up to 35 offshore gas wells, and access to some 28 platforms, along with attached flowlines and pipelines in the Offshore Texas State waters, in the Gulf of Mexico. The Company plans to produce hydrocarbons from its Texas state leases, beginning with Texas General Land Office Lease # MF115904. Gulf E&P LTD. agreed to assume responsibility for any cleanup and pollution) and other representations.

The Company intends to raise money in the future through the sale of equity and/or a VPP, and to use such funds to return selected owned, and subsequently acquired wells to production.  Said funds may not be available on favorable terms, if at all.

With the above funding, and a successful workover/drilling program, of which there can be no assurance, we believe that gross sales of 30 to 40 MMcfd and 240 to 320 BC/D (barrels of condensate per day) may be possible.

Concurrent with the completion of our workover plans, the Company plans to complete a reserve and geological study for the entire region of interest, owned or not.

Additionally, the Company intends to utilize 3-D seismic and wide-azimuth (WAZ) seismic technology, reprocessing older seismic data, mapping reservoirs, and conducting short-radius horizontal drilling to coax new oil and gas pay out of existing productive fields and wells, and to identify deeper potentials throughout the area of its primary interest.

More information regarding the operations, assets and plan of operation of Gulf E&P LTD., which was acquired in January 2014, will be included in a Form 8-K/A filing filed subsequent to the date of this report to include audited financial statements of Gulf E&P LTD., and/or in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Future Outlook:

Our goal is to increase shareholder value by building reserves, production and cash flows at an attractive return on invested capital. We intend to primarily engage in the exploration, development and production of oil and natural gas resources in leases owned by the Company We intend to achieve our objectives as follows:
•	Aggressively drill and develop our existing acreage positions;
•	Acquire additional oil and natural gas opportunities;
•	Leverage expertise of management and external resources; and
•	Consolidate our infrastructure to minimize operational costs.
In February 2014, we filed a preliminary information statement with the Securities and Exchange Commission relating to the planned approval by our Board of Directors and majority shareholder, Mr. Myers, of a change in domicile of the Company from Florida to Nevada, an increase in our authorized shares of common stock to 500,000,000 shares of common stock, a name change to “Gulf E&P Company”, a 2014 Stock Incentive Plan and authorization for our Board of Directors, in their sole discretion, without further shareholder approval, to affect a reverse stock split of the Company’s Common Stock, in a reverse split range of 1-for-2 to 1-for-10, which specific ratio will be determined by our Board of Directors in their sole discretion.  Although the Company has not yet finalized the information statement or undertaken any of the actions proposed therein, the Company plans to complete such transactions in 2014.

Service Rig Leasing

On December 22, 2011, the Company formed a wholly-owned subsidiary, Saga Services & Equipment, Inc., a Texas corporation (“SSEI”). SSEI owns a Cardwell A150 Pulling Unit (Year: 1985, Model: DC9364B) (the “Workover Rig”). SSEI was formed to own the Workover Rig and conduct service rig leasing operations. The Company sold the Workover Rig in July 2014 and discontinued its previous service company operations.

Competition

The Company expects to face significant competition from other companies in the oil and gas industry. Such competition can come from major integrated oil and gas companies and numerous independent oil and gas companies.  Many competitors have been in these businesses for decades and have an established market presence. With substantially greater financial, marketing, personnel and other resources, allowing these well established companies to easily adapt to changes in federal, state and local laws and regulations, pay more for oil and gas property acquisitions and exploratory participations, and implement new technologies.  The Company’s success is dependent on management’s ability to evaluate select acquisition and participation targets, consummate such transactions and develop those prospects in this highly competitive environment.

Employees

The Company currently has only one employee, its Chief Executive Officer, J. Michael Myers.

 Property Development and Production

Assuming the Company is able to obtain sufficient funds, it may acquire properties with existing quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation (“Proved Reserves”).  The Company intends that Gulf E&P Ltd be the operator for any such properties acquired.

Participation in Exploration Wells

Assuming the Company is able to obtain sufficient funds, it will seek out opportunities to participate in exploration wells,.. The Company does not necessarily intend to be the operator for any exploration wells, but may only invest in exploration wells operated by known and credible operators as determined by management.

Access to Company Filings

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly file annual, quarterly and current reports, any amendments to those reports, proxy statements and other information with the United States Securities and Exchange Commission, or SEC. You may read and copy the information we file with the SEC at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public from the SEC’s Internet site at www.sec.gov.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price or value of our common stock could be materially adversely affected and you may lose all or part of your investment.

Risks Related to the Oil and Natural Gas Industry and Our Business

We have future capital needs and without adequate capital we may be forced to cease or curtail our business operations.

There is substantial doubt as to whether we can continue as a going concern.

We had a working capital deficit of $331,273 and an accumulated deficit of $804,287 as of December 31, 2013.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

The success of the Company depends heavily on J. Michael Myers our Chief Executive Officer, Chief Financial Officer, President and Director.

The success of the Company will depend on the ability of J. Michael Myers our Chief Executive Officer, Chief Financial Officer, President and director.  The loss of Mr. Myers will have a material adverse effect on the business, results of operations and financial condition of the Company.  In addition, the loss of Mr. Myers may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.   Further, we may not be able to find a suitable replacement for Mr. Myers, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.   The Company does not have an employment agreement with Mr. Myers or any key man insurance on him.

Mr. Myers exercises majority voting control over the Company and therefore will exercise control over corporate decisions including the appointment of new directors.

Mr. Myers holds approximately 50.4% of our outstanding voting stock, meaning that he exercises voting control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove any person from our Board of Directors without the consent of Mr. Myers, which will mean Mr. Myers will have significant say in determining who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

We will need additional capital to complete future acquisitions, conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to complete future potential acquisitions and will need to raise additional funds through public or private debt or equity financing or other various means to fund our operations, acquire assets and complete exploration and drilling operations. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

Risks Related to Our Common Stock

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future.

Our common stock is listed on the OTCQB market under the symbol “SAGA.”  Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.  Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time.  Such illiquidity could have an adverse effect on the market price of our common stock.  In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market.  We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

We are deficient in filing the financial statements required in connection with our Gulf E&P LTD. Acquisition.

Effective January 2, 2014 we closed the acquisition of 100% of the outstanding securities of Gulf E&P LTD.  As such the Form 8-K disclosing the acquisition was due January 8, 2014.  As the transaction represented the acquisition of a significant amount of assets, we were required to file audited financial statements, interim financial statements (as applicable) and pro forma information relating to Gulf E&P LTD. and the acquisition within 71 days of the required Form 8-K filing date, which date was March 20, 2014.  We have not filed the required financial information to date. Until such time as we file the required financial statements, in addition to other deficient filings with the Securities and Exchange Commission, we will be deemed not “current” in our filings and shareholders will not be eligible to use Rule 144 for the sale of securities.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

GLO Lease MF115904, BA 440LB, Offshore Matagorda County, Texas.

Item 3.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Equity

The Company’s common stock is currently quoted on the OTC Pink Market under the symbol “SAGA.”  However, there is no active trading in the Company’s stock and no shares have been traded publicly on any market or exchange since at least March 28, 2008.  The Company’s common stock was first eligible for quotation on the Over-the-Counter Bulletin Board on March 5, 2008 under the symbol “DNMO.”  The Company changed its symbol from DNMO to SAGA on September 22, 2011.  Effective August 1, 2012, we were automatically delisted from the OTCBB due to the fact that no market makers quoted our common stock for a period of four consecutive days. The last sale price of our common stock was $0.10 per share on March 28, 2008, without retail mark-up, mark-down or commissions.

Holders

As of January 31, 2015, there were 20 record holders of the Company.  The Company’s transfer agent is Vstock Transfer, LLC, which is located at 18 Lafayette Place,   Woodmere, New York 11598.  Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. We intend to devote any earnings to fund the operations and the development of our business.

Recent Sales of Unregistered Securities

Effective January 4, 2014, in connection with the closing of the Share Exchange Agreement (described in greater detail above under “Item 1. Business” – “Business Development”), we issued K&M LLC, which is controlled by J. Michael Myers, our Chief Executive Officer, Chief Financial Officer, President and director, 50,000,000 shares of our common stock.

The issuance described above was exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient (a) was an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933; and/or (c) was an officer and director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$-0-	5,000,000	(1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Equity compensation plans approved by security holders	-0-	$-0-	5,000,000	(1)

(1) Authorized for issuance under our Incentive and Non-Statutory Stock Option Plan adopted on February 1, 2007, as described in greater detail below under “Item 11. Executive Compensation” – “Outstanding Equity Awards at Fiscal Year-End”.

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

Principles of Consolidation

For the years ended December 31, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, SSEI.  All inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenue from operations for the years ended December 31, 2013 and 2012.

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

Plan of Operations

The Company plans initially to acquire offshore leases in the Texas waters of the Gulf of Mexico and produce from existing wells and using existing platforms and equipment.

Results of Operations

You should read the selected financial data set forth below along with the Company’s discussion and the Company’s financial statements and the related notes. The Company has derived the financial data from our financial statements. The Company believes the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase/ (Decrease)
Revenue	$-	$25,200	$(25,200)
Operating expenses	106,308	248,883	(142,575)
Net loss	(106,308)	(223,683)	(117,375)

Revenues

The Company did not have any revenue for the year ended December 31, 2013.  Saga Services & Equipment, Inc. had $25,200 of revenue from operations for the year ended December 31, 2012.   We began to lease our oil field service equipment on December 26, 2011, and did not lease any oil field equipment or generate any revenues during the year ended December 31, 2013.

Operating Expenses

The Company had operating expenses of $106,308 and $248,883 for the years ended December 31, 2013 and 2012, respectively, mainly due to professional fees, consulting fees, salaries and contract labor.

Net Loss

Primarily as a result of our operating expenses, the company had a net loss of $106,308 for the year ended December 31, 2013 and $223,683 for the year ended December 31, 2012.

Liquidity and Capital Resources

The Company currently has no material commitments for capital expenditures and has no fixed expenses.

Working capital is summarized and compared as follows:

	December 31, 2013	December 31, 2012
Current assets	$289	$6,871
Current liabilities	331,562	246,427
Working Capital Deficit	$(331,273)	$(239,556)

The changes in our working capital are primarily due to decreases in cash from $6,684 as of December 31, 2012 to $102 as of December 31, 2013; increases in accounts payable to $91,853 as of December 31, 2013, compared to $19,852 as of December 31, 2012, and increases in accrued expenses to $20,178 as of December 31, 2013, compared to $6,575 as of December 31, 2012, and a decrease of $469 in notes payable - related party, as of December 31, 2013, compared to December 31, 2012.

We had $59,583 of net cash used in operating activities for the year ended December 31, 2013, which was due to $106,308 of net loss offset by $14,591 of depreciation expense, $18,531 of increase in accounts payable, and $13,603 of increase in accrued expenses.

We had $53,001 of cash flows from financing activities for the year ended December 31, 2013, which was solely from proceeds received in connection with the sale of notes to related parties.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, director or any shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If sufficient revenues are not generated to support operations, and we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our activities.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, selling assets, if any, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 8.  Financial Statements And Supplementary Data

The audited consolidated financial statements and supplementary data required by this Item are presented beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

The Board of Directors of the Company completed a competitive process to determine what audit firm would serve as the Company’s independent registered public accounting firm for the year ended December 31, 2013. On June 12, 2013 the Board of Directors determined to dismiss Weaver Martin & Samyn LLC (“W&M”) as the Company’s independent registered public accounting firm effective immediately following the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ending March 30, 2013 (“Second Quarter 10-Q”).

The reports of W&M on the Company’s consolidated financial statements as of and for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2012 and 2011, and through June 12, 2013, there were no (a) disagreements with W&M on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to W&M’s satisfaction, would have caused W&M to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

The Company provided W&M with a copy of the disclosures it is making regarding this Item 9 and requested from W&M a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of W&M’s letter is incorporated by reference herein as Exhibit 16.1.

Contemporaneous with the determination to dismiss W&M, the Board of Directors engaged L.L. Bradford & Company as the Company’s independent registered public accounting firm for the year ended December 31, 2013, to be effective immediately following the filing of the Company’s Second Quarter 10-Q.

During the years ended December 31, 2012, 2011 and previous, and the subsequent interim period through June 12, 2013, the Company did not consult with L.L. Bradford & Company regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that as of December 31, 2013, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein. We are committed to improving our financial processes.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information concerning the directors and executive officers of the Company as of the date of this Form 10-K:

Name	Age	Position	Director Since
J. Michael Myers	65	Chairman, Chief Executive Officer, Acting President and Acting Chief Financial Officer	January 2014

Ilyas Chaudhary	67	Director	September 2011

Lisa Waun	46	Secretary	N/A

Directors are elected to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.  Officers serve at the discretion of the Board of Directors.

J. Michael Myers

Mr. Myers has served as the Chairman, Chief Executive Officer, Acting President and Acting Chief Financial Officer of the Company since January 2014. Mr. Myers has served as the President and Chief Executive Officer of Gulf E&P Ltd, an oil and gas production company, which became our wholly-owned subsidiary as a result of the Share Exchange Agreement described above, since June 2013.  From June 2009 to May 2013, Mr. Myers served as President of Canyon E&P Co., an oil and gas production company.  From 2002 to 2005, Mr. Myers served as Vice-President of Capco Energy, Inc., an oil and gas production company.  From 1979 to 2002, Mr. Myers has served as the President or Vice President of numerous oil and gas production companies located in Texas, Louisiana, Oklahoma and Kansas. Mr. Myers obtained a Bachelor’s degree in Political Science from the University of Oklahoma in 1974.  From 2009 to 2013, Mr. Myers served as a member of the Board of Directors of Canyon E&P Co.

Ilyas Chaudhary

Mr. Ilyas Chaudhary served as our President and CEO from August 2011 to January 2014 and has served as one of our directors since September 2011.  Since November 2005, he has been acting as the Chief Executive Officer and a director of Pyramid Petroleum Inc., a Canadian corporation (“Pyramid (CAN)”), where he acquired oil and gas assets in the Gulf of Mexico.  Since March 2010, he has also served as President and Director of Pyramid Petroleum Company (US) (“Pyramid (US)”), a wholly-owned Texas subsidiary of Pyramid (CAN), and since July 2011 as the President and the sole director of Pyramid GOM, Inc. (“Pyramid GOM”), a wholly-owned Texas subsidiary of Pyramid (US).  He has also served as the President of Saga Services & Equipment, Inc., a Texas corporation (“SSEI”), our wholly-owned subsidiary, since its inception in December 2011. Mr. Ilyas Chaudhary has served as the President of Blue Sky Langsa Ltd., an Indonesian company (“Blue Sky Langsa”); Blue Sky Energy; and Blue Sky International Holdings, a Canadian corporation (“Blue Sky International”) since December 2009, March 2010 and September 2009, respectively, and has served as a director of Blue Sky Energy since March 2010.  He has also served as a Director and President of Capco Energy, Inc., fka Alfa Resources, Inc., from September 1999 through September 2007.  In addition, Mr. Ilyas Chaudhary is also a trustee and Executive Director of the Danyal Chaudhary Foundation, a California non-profit corporation (the “Foundation”) since May 1997.  Mr. Ilyas Chaudhary has 35 years’ experience in various capacities in the oil and gas industry.

Lisa Waun

Ms. Waun has served as Secretary of the Company since January 31, 2014.  Ms. Waun has served as Office Manager and Chief of Accounting at Career Employment Services, a personnel recruiting firm, since March 2013.  Ms. Waun served as chief accountant for Canyon E&P from March 2010 to February 2013.  Prior thereto, from March 2005 through February 2010, Ms. Waun served as the office manager/chief of accounting and realtor at Finley Malone Real Estate.

Family Relationships

There are family relationships among our directors or executive officers. Ms. Waun, our Secretary, is the step-daughter of Mr. Myers, our Chief Executive Officer.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

Except as disclosed below, none of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)
being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On April 7, 2008, Capco Energy Inc. (“Capco”) filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, which plan was confirmed on July 22, 2009. Mr. Ilyas Chaudhary, our director, was Chief Executive Officer, Chief Financial Officer and a director of Capco from September 1999 to September 2007. In October 2007, Mr. Myers was appointed Acting President and Liquidating Trustee to take Capco through Chapter 11 Bankruptcy.  At Plan confirmation, all company debts were satisfied.

Board of Directors Meetings

    The Company had one (1) official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2013.  Each director attended at least 75% of the total number of meetings of the Board and Board committees on which the director served. The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders. We did not hold annual meetings in fiscal 2013 or 2012.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this report.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Chief Executive Officer and Acting Chief Financial Officer is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Chief Executive Officer and Acting Chief Financial Officer of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

Corporate Governance; Code of Ethics

The Company promotes accountability for adherence to honest and ethical conduct; and will endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. We have adopted a formal Code of Ethics, filed as Exhibit 14.1 to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2008 and incorporated herein by reference. This code sets forth ethical standards to which employees, officers, and directors must adhere and other aspects of accounting, auditing and financial compliance, as applicable.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Independence of Directors

We are not required to have independent members of our Board of Directors, do not currently have any independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed with the SEC, and where applicable, written representations by our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2013 were timely made.

Relationships Between Our Officers, Directors and Significant Shareholders

Mr. Ilyas Chaudhary is the father of Mr. Faisal Chaudhary and Ms. Aamna Virk, our former Secretary.  Each of Mr. Ilyas Chaudhary, Mr. Faisal Chaudhary and Ms. Aamna Virk is a beneficial owner of over 5% of our shares.  (See “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters”).

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

Item 11.  Executive Compensation

General Compensation Discussion

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors.  All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to our success, and any significant changes in role or responsibility.

Summary Compensation Table

Set forth below is a summary of compensation for our former Principal Executive Officer.  No executive officer received any compensation for his or her service as an executive officer during the periods presented.  There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our former Principal Executive Officer during the scope of his employment or service as a director, and unless expressly stated otherwise in a footnote below, our former Principal Executive Officer did not receive any other compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ilyas Chaudhary, Former President & Former CEO (1)	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
________
(1)  Appointed as an officer on August 18, 2011, resigned as President and Chief Executive Officer on January 4, 2014.  Effective on January 4, 2014, the Board of Directors appointed J. Michael Myers as Chief Executive Officer, Acting President and Acting Chief Financial Officer of the Company.

Employment Agreements

The Company currently has no employment agreements with any of its officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2013 or 2012, provided for or contributed to by us.

Director Compensation
Summary Director Compensation Table

The following table details all compensation earned by our non-executive directors during the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ricardo Hsu (1)	-	-	-	-	-	-	-
Shingo Araki (1)	-	-	-	-	-	-	-

(1)	Resigned effective January 4, 2014.

Grants of Plan Based Awards

There were no grants of plan based awards made in 2013 or 2012.

Outstanding Equity Awards at Fiscal Year-End

In order to compensate our officers and directors, the Company adopted an Incentive and Non-Statutory Stock Option Plan on February 1, 2007 (the “2007 Plan”).  Under the 2007 Plan, 5,000,000 shares of common stock are reserved for issuance as stock options.  The 2007 Plan shall terminate on February 1, 2017.

As of the date hereof, there are no outstanding options granted pursuant to the 2007 Plan.

Other than the 2007 Plan, the Company does not currently have any arrangements or contracts pursuant to which its officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of January 31, 2015 the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.  Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of  January 31, 2015, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

The percentages below are calculated based on 99,100,000 issued and outstanding shares of common stock. Unless otherwise indicated, the business address of each such person is c/o Saga Energy, Inc., 710 N. Post Oak Road, Suite 550, Houston, Texas 77024.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Owned

Ilyas Chaudhary, President, CEO and Dir.
Richardo Hsu, CFO and Director
Shingo Araki, Director
Carla Petty, Secretary
ALL DIRECTORS & OFFICERS - GROUP
Danyal Chaudhary Foundation
Fasial Chaudhary
Alamna Virk
Blue Sky Energy & Power, Inc.
Arshad Farooq

	4,768,958 (1) 2,370,000 -0- -0- 7,138,958 25,801,875 5,520,833 (1) 5,520,833 (1) 4,718,958 2,776,875	9.7% 4.8% * * 14.5% 52.5% 11.2% 11.2% 9.6% 5.7%

*           Represents ownership of less than 1%.

(1)
Includes 4,718,958 shares held in the name of Blue Sky Energy and Power, Inc. (“Blue Sky”), over which Ilyas Chaudhary, Aamna Virk and Faisal Chaudhary share voting power and control of Board of Directors. Blue Sky is wholly-owned by Blue Sky International, which is wholly-owned by the Danyal Chaudhary Foundation.  Additionally, Ilyas Chaudhary, Aamna Virk and Faisal Chaudhary are trustees of and are therefore beneficial owners of the shares held by the Danyal Chaudhary Foundation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company has not entered into any material transactions with any director, executive officer, promoter, security holder who is a beneficial owner of 5% or more of our common stock, or any immediate family member of such persons other than as set forth below.

Office Space

Ilyas Chaudhary, the Company’s President and CEO, previously furnished to the Company an office space of 800 square feet, a value of approximately $2,000 per month, on a rent-free, month to month which relationship terminated on December 31, 2013.

Loans from Officers and Stockholders

None.

Stock Purchase Agreement with Blue Sky Energy

On November 8, 2011, the Company entered into a Stock Purchase Agreement with Blue Sky Energy, a related party described in greater detail above under “Item 10. Directors, Executive Officers, and Corporate Governance” - “Relationships Between Our Officers, Directors and Significant Shareholders”,  pursuant to which the Company sold 600,000 shares of its common stock to Blue Sky Energy for a purchase price of $300,000 ($0.50/share). The purchase price was paid by the conversion of promissory notes owed by us to Blue Sky Energy, including $97,000 in notes payable to Blue Sky Energy and its related entities prior to October 2011 and $201,126.49 loaned to the Company by Blue Sky Energy during October and November 2011.

Transactions with JPC

Mr. Faisal Chaudhary is a member of the Board of Directors and management of JPC, owns over 10% of the outstanding shares of JPC and is: (i) the son of Ilyas Chaudhary, our former President and CEO and one of our directors; (ii) the brother of Aamna Virk, a beneficial owner of over 5% of the Company’s shares of common stock; and (iii) a beneficial owner of over 5% of our shares of the Company’s common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

We also entered into oral agreements with JPC for the leasing of the Workover Rig to JPC and for JPC to provide SSEI with accounting, corporate and operational support, which have since expired.

Transactions with Pyramid (US) and Pyramid GOM

On September 1, 2011, Pyramid Petroleum Company (US) (“Pyramid (US)”), which Mr. Ilyas Chaudhary has served as President and Director of since March 2010, orally agreed with certain of its related parties, including us, to have a Pyramid (US) employee provide accounting services to such parties, with each party reimbursing Pyramid (US) for the time spent by such employee working for such party at rates ranging from $55.00 to $84.72 per hour, depending on the nature of services provided.  The average hourly rate paid was $76.37 per hour.  Under this agreement, we reimbursed Pyramid (US) for $8,616 of such employee’s salary.

On December 29, 2011, the Company made a no-interest loan of $4,000 to Pyramid GOM.  This loan was repaid in March 2012.

Director Independence

We are not required to have independent members of our Board of Directors, do not currently have any independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our directors will continue to approve any related party transaction.

Item 14.  Principal Accounting Fees and Services

RBSM, LLP (RBSM)

(RBSM) is our independent auditor and examined our financial statements for the year ended December 31, 2013.

Weaver Martin & Samyn, LLC (f/k/a Weaver & Martin, LLC) (“Weaver”)

Weaver was previously our independent auditor and examined our financial statements for the year ended December 31, 2012.

Audit Fees

We paid aggregate fees of approximately $9,000 and $16,958 for the years ended December 31, 2013 and 2012, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2013 and 2012.

Audit Related Fees

We did not pay additional fees for the years ended December 31, 2013 and 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

We did not pay fees for the years ended December 31, 2013 and 2012 for professional services rendered for tax compliance, tax advice, and tax planning during this fiscal year period.

All Other Fees

We did not pay any other fees for professional services during the years ended December 31, 2013 and 2012.

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us for 2013 and 2012.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements
INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2013 and 2012

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm for the year ended December 31, 2013 Report of Independent Registered Public Accounting Firm for the year ended December 31, 2012	F-2 F-3
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F-6
Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-7
Notes to Financial Statements	F-8

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Saga Energy, Inc.

We have audited the accompanying consolidated balance sheet of Saga Energy, Inc. as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Energy, Inc. as of December 31, 2013 and the consolidated results of its operations, stockholders’ equity, and cash flows for year ended December 31, 2013 in conformity accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP
Leawood, Kansas
June 22, 2015

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

Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 29, 2013

SAGA ENERGY, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash	$102	$6,684
Accounts receivable - related party	187	187
Total current assets	289	6,871

Oil field service equipment, net	71,958	86,549
Total assets	$72,247	$93,420

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - Unrelated	$5,980	$19,852
Accounts payable - Related	85,873	53,470
Accrued expenses	20,178	6,575
Notes payable, related party	219,531	166,530
Total current liabilities	331,562	246,427

Total liabilities	331,562	246,427

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, -0- par value, 10,000,000 shares authorized, -0- shares
Issued and outstanding at December 31,2013 and 2012, respectively
	-	-
Common stock, -0- par value, 100,000,000 shares authorized; 49,100,000
shares issued and outstanding at December 31, 2013 and 2012, respectively	544,972	544,972
Accumulated deficit	(804,287)	(697,979)
Total stockholders’ deficit	(259,315)	(153,007)

Total liabilities and stockholders’ deficit	$72,247	$93,420

See accompanying notes to consolidated financial statements

SAGA ENERGY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012

Revenue	$-	$25,200
Operating expenses	106,308	248,883
Net loss	$(106,308)	$(223,683))

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	49,100,000	49,102,937

See accompanying notes to consolidated financial statements

SAGA ENERGY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2013 and 2012

	Common Stock		Accumulated
	Shares	Amount	Deficit	Totals

Balances at December 31, 2011	49,125,000	545,195	(474,296)	70,899

Canceled shares of common stock	(25,000)	(233)	-	(223)
Net loss	-	-	(223,683)	(223,683)
Balances at December 31, 2012	49,100,000	544,972	(697,979)	(153,007)

Net loss	-	-	(106,308)	(106,308)
Balances at December 31, 2013	49,100,000	544,972	(804,287)	(259,315)

See accompanying notes to consolidated financial statements

 SAGA ENERGY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(106,308)	$(223,683)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,591	14,591
Cancellation of common stock	-	(223)
Changes in operating assets and liabilities:
Account receivable - related party	-	11,013
Prepaid expenses and other current assets	-	750
Accounts payable	18,531	23,316
Accrued expenses	13,603	(13,048)
Net cash used in operating activities	(59,583)	(187,284)

Cash Flows From Investing Activities:
Purchase of oil field service equipment	-	(18,557)
Cash used in investing activities	-	(18,557)

Cash Flows From Financing Activities:
Proceeds from notes payable to related party	53,001	166,530
Net cash provided by financing activities	53,001	166,530

Net increase (decrease) in cash	(6,582)	(39,311)
Cash at beginning of period	6,684	45,995
Cash at end of period	$102	$6,684

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

SAGA ENERGY, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 - BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business.  Saga Energy, Inc. (unless otherwise indicated, together with its subsidiary Saga Services & Equipment, Inc., “the Company”), was incorporated as Don Marcos Trading Co. on May 11, 1999 in the state of Florida to be the sole importer and distributor of Don Marcos® coffee.

Effective in August 2011, the Company experienced a change in control in which Earl T. Shannon, Steven W. Hudson, Scott W. Bodenweber, Peter Wright, and Mark E. Tupper, former management and directors, collective owners of an aggregate of 32,100,000 shares of the Company’s common stock, sold in a private transaction 32,075,000 of the shares held by them to a group of six purchasers for a total sales price of $286,000.  In connection with this sale, the former management and directors agreed to have their 5,000,000 options issued on February 1, 2007, constituting all outstanding options to purchase our shares, cancelled.  Also in connection with this sale, the Company transferred intellectual property and other assets relating to the Company’s old business and ceased operations as an importer and distributor of Don Marcos® coffee and shortly thereafter changed its operations to activities in the energy industry, including most recently owning a Workover Rig and conducting service rig leasing operations.

On August 15, 2011, and effective February 20, 2012, shareholders holding a majority of the voting shares of the Company authorized an amendment to the Company’s Articles of Incorporation to effect a name change from Don Marcos Trading Company to Saga Energy, Inc. to more accurately reflect the business after the change in control transaction.  The consent of a majority of the voting shares was also given to change the Company’s trading symbol on the OTCQB market from DNMO to SAGA to accurately reflect the new name.

Saga Services & Equipment, Inc. was formed on December 22, 2011 in the state of Texas. The Company’s operations consist of leasing an oil field service rig in the state of Oklahoma.

On January 2, 2014, we entered into a Share Exchange Agreement with Gulf E&P Ltd, a Texas corporation (“Gulf E&P LTD.”) and its sole shareholder, K&M LLC, a Texas limited liability company beneficially owned and controlled by J. Michael Myers. Pursuant to the Share Exchange Agreement, which closed on January 4, 2014, the Company acquired 100% of the outstanding shares of common stock of Gulf E&P LTD. (which became a wholly-owned subsidiary of the Company as a result of the transaction) in consideration for an aggregate of 50,000,000 shares of the Company’s common stock which were issued to K&M LLC.  The Share Exchange Agreement contains customary representations, warranties, covenants, and indemnity provisions for transactions of similar nature and size.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Saga Services & Equipment, Inc.  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation for comparative purposes. These reclassifications have no impact on net income.

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents.  The Company considers all highly liquid investments with original purchased maturities of three months or less to be cash equivalents.

Fair Value Estimates. Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Revenue Recognition.  Saga Energy, Inc. did not have any revenue for the years ended December 31, 2013 and 2012.

Saga Services & Equipment, Inc. recognizes revenue from the leasing of an oil field service rig when the services are completed. In the years ended December 31, 2013 and 2012, all of the Company’s revenues came from a related party.

Net Loss Per Share. The Company adopted ASC 260, “Earnings Per Share,” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to per share are excluded.

Stock Based Compensation. The Company accounts for stock-based employee compensation arrangements using the fair value method that requires that the fair value of employee awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized as general and administrative expense in the statement of operations over the service period.

Income Taxes.  The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Financial Instruments.  Financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and debt. The Company carries cash, accounts receivable, accounts payable and accrued expenses at historical costs; their respective estimated fair values approximate carrying values due to their current nature.  The Company also periodically carries convertible debt.  The fair values of the convertible debt instruments approximate carrying values based on the comparable market interest rates applicable to similar instruments.

Allowance for Doubtful Accounts. The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on expected collectability.

Oil Field Service Equipment.  Oil field service equipment is stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time the equipment is retired or otherwise disposed of, the assets and related depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its oil field service equipment for financial reporting purposes using the straight-line method over a seven year period.

Recently Issued Accounting Pronouncements.  We have reviewed recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.

NOTE 2 – GOING CONCERN

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 2013 and 2012:

	December 31,
Description	2013	2012
Accounts receivable	$187	$187
Less: allowance for doubtful accounts	-	-
	$187	$187

There was no allowance for doubtful accounts for the years ended December 31, 2013 and 2012.

NOTE 4 - OIL FIELD SERVFICE EQUIPMENT

The Company’s equipment consists of the following at December 31, 2013 and 2012:

	December 31,
Description	2013	2012
Oil field service equipment, cost	$102,135	$102,135
Less: accumulated depreciation	(30,177)	(15,586)
Oil field service equipment, net	$71,958	$86,549

Depreciation expense was $14,591 and $14,591 during the years ended December 31, 2013 and 2012, respectively and is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 5 – ACCOUNTS PAYABLE – RELATED PARTY

Accounts payable to related parties were $85,873 and $53,470 at December 31, 2013 and 2012, respectively.  General and Administrative expenses paid to related parties in 2013 were approximately $41,509 and for 2012 were approximately $151,709 for employee and management services.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

As of December 31, 2013, the Company had notes payable of $219,531from an officer-stockholder of the Company. The notes, which were unsecured, accrued interest at 5% - 7%.

NOTE 7 – COMMON STOCK

On February 13, 2012, the Company cancelled its agreement for financial advisory and investment banking services with an investment banking firm. The investment banking firm returned for cancellation the 25,000 shares of common stock it received under the contract.

NOTE 8 - INCOME TAXES

Provision (Benefit)

There was no income tax provision (benefit) for the years ended December 31, 2013 and 2012.

Deferred Tax Components

The Company has net Operating Loss carryforwards of approximately $327,000 expiring in 2026 through 2029.  The company also has loss carryforwards before control of the company changed that aren’t included in the calculation.
Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carryforwards	$111,200	$75,200
Less Valuation allowance	(111,200)	(75,200)
Net deferred tax assets	$–	$–

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

The effective tax rate for December 31, 2012 and 2013 was 34% and the valuation allowance was (34%) for an effective rate of 0%.

The Company has not completed the filing of tax returns for the tax year 2013.  Therefore, all such tax returns are open to examination by the Internal Revenue Service.

Tax positions are evaluated in a two-step process.  Management first determines whether it is more likely than not that a tax position will be sustained upon examination.  If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

NOTE 9 – INTEREST EXPENSE

Interest expense was $13,603 and $5,951 (to related parties) for the years ended December 31, 2013 and 2012, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2014, Saga Energy, Inc. (the “Company”, “we” or “us”) entered into a Share Exchange Agreement with Gulf E&P Ltd, a Texas corporation (“Gulf E&P LTD.”) and its sole shareholder, K&M LLC, a Texas limited liability company beneficially owned and controlled by J. Michael Myers. Pursuant to the Share Exchange Agreement, which closed on January 4, 2014, the Company acquired 100% of the outstanding shares of common stock of Gulf E&P LTD. (which became a wholly-owned subsidiary of the Company as a result of the transaction) in consideration for an aggregate of 50,000,000 shares of the Company’s common stock which were issued to K&M LLC. The Share Exchange Agreement contains customary representations, warranties, covenants, and indemnity provisions for transactions of similar nature and size. Pursuant to the Share Exchange Agreement, Mr. Myers, through his control of K&M LLC, obtained majority voting (50.5%) control over the Company.

Effective January 4, 2014, in connection with the closing of the Share Exchange Agreement, K&M LLC, which is controlled by J. Michael Myers, who became our Chief Executive Officer, Chief Financial Officer, President and was issued 50,000,000 shares of the Company’s common stock.

Immediately upon the closing of the Share Exchange Agreement (a) Ilyas Chaudhary resigned as the President and Chief Executive Officer of the Company; (b) Ricardo Hsu resigned as the Chief Financial Officer of and as a member of the Board of Directors of the Company; and (c) Shingo Araki resigned as a member of the Board of Directors of the Company. Effective at the same time, the Company’s remaining Director, Ilyas Chaudhary, appointed J. Michael Myers as Chairman of the Board and the Board of Directors appointed J. Michael Myers as Chief Executive Officer, interim President and interim Chief Financial Officer of the Company.

On January 31, 2014, Carla Petty resigned from her position as Secretary of the Company, effective the date their successors are duly appointed and qualified.  Effective January 31, 2014 Lisa Waun was appointed the Secretary of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGA ENERGY, INC.

DATED: June 22, 2015	By: /s/ J. Michael Myers
J. Michael Myers
Chairman, Chief Executive Officer, Acting President and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: June 22, 2015
By: /s/ J. Michael Myers
J. Michael Myers
Chairman, Chief Executive Officer, Acting President
and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

DATED: June 22, 2015	By: /s/ Ilyas Chaudhary Ilyas Chaudhary Director

3.  EXHIBIT INDEX

Exhibit	Description
2.1	Share Exchange Agreement between the Company, Gulf E&P Ltd and the shareholders of Gulf E&P Ltd dated January 2, 2014 (1)
3.1	Articles of Incorporation of Don Marcos Trading Co., filed May 11, 19992
3.2	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 6, 2003 (2)
3.3	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed February 14, 2007(2)
3.4	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed May 4, 2007 (2)
3.5	Amendment to Articles of Incorporation of Don Marcos Trading Co., filed August 22, 2011 (6)
3.6	Articles of Correction to Articles of Incorporation of Don Marcos Trading Co., filed September 2, 2011 (6)
3.7	Amended and Restated Bylaws of Don Marcos Trading Co., dated February 2, 2007(2)
10.1	2007 Incentive and Nonstatutory Stock Option Plan, dated February 1, 2007(2)
10.2	Stock Purchase Agreement with Blue Sky Energy & Power, Inc., dated November 8, 2011 (3)
10.3	Bill of Sale with Ricardo Hsu, dated November 8, 2011(3)
10.4	Summary of Oral Repairs Agreement with Jovian Petroleum Corporation(3)
10.5	Promissory Notes with Blue Sky Energy and Power, Inc. and affiliates from June 24, 2011 through November 2, 2011(4)
10.6	Summary of Oral Agreements with Affiliates6
10.7	Promissory Note with Blue Sky Energy & Power, Inc., dated March 31, 2012(7)
14	Code of Ethics(5)
16.1	Letter of Weaver and Martin LLP, dated August 05, 2013(8)
21.1*	Subsidiaries
31**	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	[Golden Engineering Reserve Report]
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+